Form 10-Q
period 1996-03-31
COMMANDER AIRCRAFT CO /VA/
filed 1996-05-15
CIK 898305

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

[_] For the quarterly period ended March 31, 1996

                        OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


    Commission File Number:    0-21540

            COMMANDER AIRCRAFT COMPANY
            (Exact name of registrant as specified in its charter)


    Virginia                            62-1363505
    (State of Incorporation)            (IRS Employer
                                        Identification No.)

    7200 NW 63rd Street
    Hangar 8, Wiley Post Airport
    Bethany, Oklahoma                                                    73008
    (Address of principal executive offices)                        (Zip Code)

                      (405) 495-8080
    (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
    (2) has been subject to such filing requirement for the past 90 days.

    Yes__X___         No_____

       There were 6,720,548 Shares of Common Stock Outstanding as of March 31, 1996.

================================================================================

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                          COMMANDER AIRCRAFT COMPANY
                                 BALANCE SHEET

                                                 (Unaudited)
                                                  March 31,     December 31,
                                                     1996          1995
                                                -------------  -------------
                ASSETS
Current Assets:
 Cash and cash equivalents                      $    156,496   $    138,591
 Accounts receivable                                  37,475        267,232
 Notes receivable from related party               3,415,741      4,223,743
 Notes receivable                                    327,538        363,195
 Inventories                                       7,488,146      7,430,844
 Prepaid expenses and other assets                    87,007        166,548
                                                -------------  -------------
    Total current assets                          11,512,403     12,590,153
                                                -------------  -------------
Notes receivable - non current                       523,914        986,471
Property and equipment:
 Office equipment and furniture                      277,011        277,011
 Vehicles and aircraft                               422,099        435,198
 Manufacturing equipment                             354,837        354,837
 Tooling                                             488,709        478,771
 Leasehold improvements                              232,073        232,073
                                                -------------  -------------
                                                   1,774,729      1,777,890
 Less: Accumulated depreciation                     (680,900)      (639,391)
                                                -------------  -------------
    Net property and equipment                     1,093,829      1,138,499
                                                -------------  -------------
                                                $ 13,130,146   $ 14,715,123
                                                =============  =============

 LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
 Accounts payable                               $    583,973   $  1,357,660
 Accrued expenses                                    628,364        839,042
 Refundable deposits                                  24,637         27,800
 Notes payable                                       247,000              -
 Notes payable - related parties                   2,600,000      2,450,000
                                                -------------  -------------
    Total current liabilities                      4,083,974      4,674,502
                                                -------------  -------------
Non-current liabilities:
 Subordinated debt                                         -              -
                                                -------------  -------------
    Total non-current liabilities                          -              -
                                                -------------  -------------
 Total liabilities                                 4,083,974      4,674,502
                                                -------------  -------------
Shareholders' investment (deficit):
 Preferred stock, $100 par value, 20,000
    shares authorized; no shares outstanding               -              -
 Common stock, $.50 par value, 10,000,000
    shares authorized; 6,720,548
    shares issued and outstanding
    at March 31, 1996 and Dec. 31, 1995            3,360,274      3,360,274
 Additional paid-in capital                       31,770,862     31,770,862
 Retained earnings (deficit)                     (26,084,964)   (25,090,515)
                                                -------------  -------------
    Total shareholders' investment                 9,046,172     10,040,621
                                                -------------  -------------
                                                $ 13,130,146   $ 14,715,123
                                                =============  =============

The accompanying notes are an integral part of these financial statements.

                          COMMANDER AIRCRAFT COMPANY
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                               Three Months Ended March 31,
                                                                  1996              1995
                                                            ---------------   ---------------
Net sales - aircraft                                            $1,277,987        $2,995,005
Net sales - service                                                184,943           327,966
                                                            ---------------   ---------------
   Total net sales                                               1,462,930         3,322,971
                                                            ---------------   ---------------

Cost of sales - aircraft                                         1,304,952         2,493,067
Cost of sales - service                                            220,550           202,489
                                                            ---------------   ---------------
   Total cost of sales                                           1,525,502         2,695,556
                                                            ---------------   ---------------

Gross margin (deficit)                                             (62,572)          627,415
                                                            ---------------   ---------------

Other operating expenses:
   Product development and engineering costs                        86,708           129,578
   Selling, general and administrative expenses                    890,810           874,593
                                                            ---------------   ---------------
     Total other operating expenses                                977,518         1,004,171
                                                            ---------------   ---------------

Operating income (loss)                                         (1,040,090)         (376,756)
                                                            ---------------   ---------------

Other income (expenses):
   Other income                                                    121,635            88,499
   Interest expense                                                (66,181)         (106,764)
   Other expense                                                    (9,813)           (1,054)
                                                            ---------------   ---------------
   Total other income (expenses)                                    45,641           (19,319)
                                                            ---------------   ---------------

Net loss                                                         ($994,449)        ($396,075)
                                                            ===============   ===============

Net loss per share:
   Weighted average common shares outstanding                    6,720,548         6,185,275
                                                            ---------------   ---------------

   Loss per share                                                   ($0.15)           ($0.06)
                                                            ===============   ===============

The accompanying notes are an integral part of these financial statements.

                          COMMANDER AIRCRAFT COMPANY
                            STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                            Three Months Ended March 31,
                                                                             1996                 1995
                                                                         ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                ($994,449)           ($396,075)
   Adjustments to reconcile net loss to
      net cash used in operating activities---
      Depreciation and amortization                                           43,069               49,578
      Loss on disposal of property and equipment                               3,540                    -
      Changes in operating assets and liabilities,
         excluding cash:
         Accounts receivable                                                 229,757             (591,543)
         Notes receivable - related parties                                  808,002             (569,167)
         Notes receivable                                                    498,214             (407,929)
         Inventories                                                         (57,302)             872,850
         Prepaid expense and other assets                                     79,541             (241,116)
         Accounts payable                                                   (773,687)             207,643
         Accrued expenses                                                   (210,678)             119,514
         Refundable deposits                                                  (3,163)              (3,550)
                                                                         ------------         ------------
            Net cash used in operating activities                           (377,156)            (959,795)
                                                                         ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (9,939)              (3,677)
   Proceeds from sale of property and equipment                                8,000                    -
                                                                         ------------         ------------
      Net cash used in investing activities                                   (1,939)              (3,677)
                                                                         ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings from related parties                  150,000                    -
   Proceeds from borrowings from bank line                                   247,000                    -
   Proceeds from borrowings under long-term debt                                   -            1,075,000
   Proceeds from exercise of warrants                                              -               63,333
   Proceeds from issuance of common stock                                          -                    -
                                                                         ------------         ------------
      Net cash provided by financing activities                              397,000            1,138,333
                                                                         ------------         ------------
Net increase (decrease) in cash                                               17,905              174,861
Cash and cash equivalents at beginning of period                             138,591               14,798
                                                                         ------------         ------------
Cash and cash equivalents at end of period                                  $156,496             $189,659
                                                                         ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
         Interest                                                         $   43,704           $  120,382
         Income taxes                                                              -                    -
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
1995:
   Exchange of $6,400,000 in debentures for 640,000 shares of common stock.
   Repayment of accrued interest of $106,764 was waived.

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Commander Aircraft Company as of March 31, 1996 and December 31, 1995, and the results of operations for the three month period ended March 31, 1996 and 1995, and the cash flows for the three month period ended March 31, 1996 and 1995 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1995 Annual Report on Form 10-K, as incorporated by reference in the Company's filing of this Form 10-Q.

2. The earnings per share of common stock was computed by using the weighted average number of shares of common stock outstanding during the period.

3. Through March 6, 1995, the Company's majority shareholder, and an affiliate of the shareholder, purchased $1,075,000 in subordinated debentures at 10% interest, payable in arrears, with principal due September 30, 1996. On March 7, 1995, the Company accepted the offer of its majority shareholder, and an affiliate of the shareholder, to exchange $6,400,000 of subordinated debt for 640,000 shares of newly issued common stock at $10 per share. The payment of accrued interest related to this debt in 1995 of $106,764 was waived at the time of the exchange for common stock.

4. On February 6, 1996, the Company entered into an agreement with Will Rogers Bank of Oklahoma City, for a line of credit in the amount of $600,000, secured by specific aircraft to supplant working capital and to purchase pre-owned aircraft to be refurbished and sold.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION.


GENERAL:

The Company reported sales for the quarter ended March 31, 1996 of $1,462,930 compared to sales of $3,322,971 for the quarter ended March 31, 1995. The net loss for the quarter was $994,449, or $0.15 per share, compared to a net loss of $396,075, or $0.06 per share in the comparable period of fiscal 1995. During the first quarter of 1996, the Company sold three new and one pre-owned Commander single engine high performance aircraft as compared to ten new aircraft for the first quarter of 1995. Traditionally, the first quarter is relatively slow due to inclement weather and other uncontrollable factors. The first quarter of 1995 was unusual as 40% of the prior year's total aircraft sales were delivered in that three month period. The lower volume for the first quarter of 1996 was due to an administrative delay in the delivery of three Commander 114AT training aircraft sold to a foreign government agency. We anticipate that these aircraft will be delivered in the second quarter of 1996. During the quarter ended March 31, 1996, the Company realigned its sales territories and added new personnel.

RESULTS FROM OPERATIONS:

Revenues from the sale of aircraft for the first quarters of 1996 and 1995 totaled $1,277,987 and $2,995,005 respectively. One pre-owned aircraft was sold in the first quarter of 1996 and none were sold in the same period in 1995.

Service revenues decreased in the quarter ended March 31, 1996 to $184,943 from $327,966 in the quarter ended March 31, 1995. This decrease in service revenues was due to several large repair and refurbishment jobs as well as the retrofitting of the new air conditioning option to licensed aircraft in the first quarter of 1995.

Cost of aircraft sales for the three month period ended March 31, 1996 totaled $1,304,952, compared to $2,493,067 for the three month period ended March 31, 1995. Average cost per aircraft sold increased in the period ended March 31, 1996 due to the absorption of fixed costs over a smaller number of units sold.

Cost of sales for aircraft service increased to $220,550 for the three month period ended March 31, 1996 from $202,489 for the three months ended March 31, 1995, as a result of work performed in the first quarter that will be completed in the second quarter. Service revenues during the first quarter of 1995 included a number of retrofitted air conditioning installations and paint and interior refurbishments, which did not occur in 1996.

Product development and engineering costs decreased to $86,708 for the quarter ended March 31, 1996 from $129,578 for the quarter ended March 31, 1995. The decrease was due to the completion of certification efforts in 1995 for the Commander 114TC, a turbocharged version of the Commander 114B.

Sales and marketing expense increased to $661,978 for the three month period ended March 31, 1996 from $635,882 for the quarter ended March 31, 1995. The Company continued its highly focused domestic and international advertising and public relations program that includes product advertising in leading business and aviation publications. Advertising, shows and demonstration expenses totaled $338,992 and $383,191 for the three month periods ended March 31, 1996 and 1995, respectively. Salaries and related benefits totaled $180,887 and $150,884 for the three month periods ended March 31, 1996 and 1995, respectively. The increase was due to additional professional sales personnel hired during the three month period ended March 31, 1996.

General and administrative costs decreased to $228,832 for the quarter ended March 31, 1996 from $238,711 for the quarter ended March 31, 1995, as a result of the Company's continued efforts to improve efficiency.

Other income totaling $121,635 and $88,499 for the first quarter of 1996 and 1995, respectively, consisted primarily of interest receivable on a note from a related party. Interest expense of $66,181 for the three month period ended March 31, 1996 resulted from interest accrued on notes payable to related parties. Interest expense for the three month period ended March 31, 1995, totaled $106,764, representing interest accrued on the subordinated debentures prior to the exchange for common stock on March 7, 1995. Other expense for the first quarter of 1996 totaled $9,813 compared to $1,054 for the three month period ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES:

Total inventories increased for the three months ended March 31, 1996 by $57,302 from December 31, 1995. For the three months ended March 31, 1996, parts and work in process inventories increased $261,115 while finished aircraft and demonstrator inventory decreased $203,813.

Accounts receivable decreased to $37,475 as of March 31, 1996 from $267,232 for the period ended December 31, 1995. This reduction was due to payment received by the Company from two customers in early January for balances due on new aircraft. Notes receivable from related parties decreased to $3,415,741 at March 31, 1996 from $4,223,743 at December 31, 1995, reflecting payments of principal and interest totalling $1,000,000 made during the first quarter of 1996. Notes receivable as of March 31, 1996 include four aircraft sold by the Company to non-affiliates. The Company has agreed to finance three of these aircraft in consideration for notes with principal and interest payments due monthly. A short-term note in the amount of $276,656 matures in the second quarter of 1996.

Accounts payable decreased to $583,973 at March 31, 1996 from $1,357,660 at December 31, 1995, due to substantial payments to suppliers and a slowing of inventory receipts during the winter.

During the first quarter of 1996, the Company established a $600,000 line of credit with its local bank, which provides funds to acquire used aircraft for resale, as well as additional working capital. As of March 31, 1996 the Company had borrowed $247,000 on this line.

Notes payable to related parties increased to $2,600,000 at March 31, 1996 from $2,450,000 as of December 31, 1995. This debt accrues interest at 10% with interest payable quarterly in arrears, and is due June 30, 1996.

PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - None

     (b)  Reports on Form 8-K - None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          COMMANDER AIRCRAFT COMPANY
                          --------------------------
                                 (Registrant)



                         By       /s/ Stephen R. Buren
                              ------------------------
                                    Stephen R. Buren
                                 Vice President Finance
                              (Chief Financial Officer and
                                  Authorized Signatory)



Date: May 13, 1996