Form 10-Q
period 1996-06-30
COMMANDER AIRCRAFT CO /VA/
filed 1996-08-14
CIK 898305

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

                       OR

/_/  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

   Yes__X___         No_____

      There were 6,720,548 Shares of Common Stock Outstanding as of July 31, 1996.

PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

                          COMMANDER AIRCRAFT COMPANY
                                 BALANCE SHEET

                                           (Unaudited)
                                            June 30,            December 31,
                                              1996                  1995
                                          -------------         -------------
                  ASSETS
Current Assets:
 Cash and cash equivalents                    $630,090              $138,591
 Accounts receivable                            53,176               267,232
 Notes receivable from related party         3,070,795             4,223,743
 Notes receivable                              341,007               363,195
 Inventories                                 6,743,706             7,430,844
 Prepaid expenses and other assets             115,578               166,548
                                          -------------         -------------
    Total current assets                    10,954,352            12,590,153
                                          -------------         -------------
Notes receivable - non current                 506,017               986,471
Property and equipment:
 Office equipment and furniture                284,054               277,011
 Vehicles and aircraft                         422,099               435,198
 Manufacturing equipment                       354,837               354,837
 Tooling                                       499,735               478,771
 Leasehold improvements                        232,073               232,073
                                          -------------         -------------
                                             1,792,798             1,777,890
 Less: Accumulated depreciation               (722,795)             (639,391)
                                          -------------         -------------
    Net property and equipment               1,070,003             1,138,499
                                          -------------         -------------
                                           $12,530,372           $14,715,123
                                          =============         =============

 LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
 Accounts payable                             $528,269            $1,357,660
 Accrued expenses                              625,481               839,042
 Refundable deposits                            27,500                27,800
 Notes payable                                 402,600                  -
 Notes payable - related parties             2,800,000             2,450,000
                                          -------------         -------------
    Total current liabilities                4,383,850             4,674,502
                                          -------------         -------------
 Total liabilities                           4,383,850             4,674,502
                                          -------------         -------------
Shareholders' investment (deficit):
 Preferred stock, $100 par value, 20,000
    shares authorized; no shares outstanding         -                     -
 Common stock, $.50 par value, 10,000,000
    shares authorized; 6,720,548
    shares issued and outstanding
    at June 30, 1996 and Dec. 31, 1995       3,360,274             3,360,274
 Additional paid-in capital                 31,770,862            31,770,862
 Retained earnings (deficit)               (26,984,614)          (25,090,515)
                                          -------------         -------------
    Total shareholders' investment           8,146,522            10,040,621
                                          -------------         -------------
                                           $12,530,372           $14,715,123
                                          =============         =============


The accompanying notes are an integral part of these financial statements.














                          COMMANDER AIRCRAFT COMPANY
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                    Three Months Ended June 30,
                                                        1996            1995
                                                   ------------      ----------
Net sales - aircraft                                 $2,499,259      $2,184,130
Net sales - service                                     355,545         308,387
                                                     ----------      ----------
   Total net sales                                    2,854,804       2,492,517
                                                     ----------      ----------

Cost of sales - aircraft                              2,451,946       1,832,525
Cost of sales - service                                 264,685         248,565
                                                     ----------      ----------
   Total cost of sales                                2,716,631       2,081,090
                                                     ----------      ----------

Gross margin (deficit)                                  138,173         411,427
                                                     ----------      ----------

Other operating expenses:
   Product development and engineering costs             94,236         172,807
   Selling, general and administrative expenses         954,629         860,033
                                                     ----------      ----------
     Total other operating expenses                   1,048,865       1,032,840
                                                     ----------      ----------

Operating income (loss)                                (910,692)       (621,413)
                                                     ----------      ----------

Other income (expenses):
   Other income                                         100,342         179,700
   Interest expense                                     (89,300)         (1,575)
   Other expense                                             -           (2,706)
                                                     ----------      ----------
   Total other income (expenses)                         11,042         175,419
                                                     ----------      ----------

Net loss                                              ($899,650)      ($445,994)
                                                     ==========      ==========

Net loss per share:
   Weighted average common shares
      outstanding                                     6,720,548       6,700,259
                                                     ----------      ----------

   Loss per share                                        ($0.13)         ($0.07)
                                                     ==========      ==========

The accompanying notes are an integral part of these financial statement

                          COMMANDER AIRCRAFT COMPANY
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                                      Six Months Ended June 30,
                                                     1996                     1995
                                                ---------------          ---------------
Net sales - aircraft                                $3,777,246               $5,179,135
Net sales - service                                    540,488                  636,352
                                                ---------------          ---------------
   Total net sales                                   4,317,734                5,815,487
                                                ---------------          ---------------

Cost of sales - aircraft                             3,756,898                4,325,592
Cost of sales - service                                485,235                  451,054
                                                ---------------          ---------------
   Total cost of sales                               4,242,133                4,776,646
                                                ---------------          ---------------

Gross margin (deficit)                                  75,601                1,038,841
                                                ---------------          ---------------

Other operating expenses:
   Product development and engineering costs           180,944                  302,385
   Selling, general and administrative expenses      1,845,439                1,734,627
                                                ---------------          ---------------
     Total other operating expenses                  2,026,383                2,037,012
                                                ---------------          ---------------

Operating income (loss)                             (1,950,782)                (998,171)
                                                ---------------          ---------------

Other income (expenses):
   Other income                                        222,311                  268,199
   Interest expense                                   (155,481)                (108,338)
   Other expense                                       (10,147)                  (3,760)
                                                ---------------          ---------------
   Total other income (expenses)                        56,683                  156,101
                                                ---------------          ---------------

Net loss                                           ($1,894,099)               ($842,070)
                                                 ==============           ==============

Net loss per share:
   Weighted average common shares
      outstanding                                    6,720,548                6,444,047
                                                ---------------          ---------------

   Loss per share                                       ($0.28)                  ($0.13)
                                                 ==============           ==============

The accompanying notes are an integral part of these financial statements.

                  COMMANDER AIRCRAFT COMPANY
                   STATEMENT OF CASH FLOWS
                         (Unaudited)

                                                                Six Months Ended June 30,
                                                                  1996              1995
                                                              -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(1,894,099)      $  (842,070)
   Adjustments to reconcile net loss to
      net cash used in operating activities---
      Depreciation and amortization                                 83,404            98,952
      Write-off of fixed assets (net)                                3,540            19,757
      Changes in operating assets and liabilities,
         excluding cash:
         Accounts receivable                                       214,056        (1,382,823)
         Notes receivable - related parties                      1,152,948          (233,583)
         Notes receivable                                          502,642          (153,276)
         Inventories                                               687,138           837,541
         Prepaid expense and other assets                           50,970           126,175
         Accounts payable                                         (829,391)          286,195
         Accrued expenses                                         (213,561)           41,931
         Refundable deposits                                          (300)          (24,625)
                                                              -------------     -------------
            Net cash used in operating activities                 (242,653)       (1,225,826)
                                                              -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                            (26,448)          (26,479)
   Proceeds from sale of property and equipment                      8,000              -
                                                              -------------     -------------
      Net cash used in investing activities                        (18,448)          (26,479)
                                                              -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings from related parties        350,000
   Proceeds from borrowings from bank line                         402,600
   Proceeds from borrowings under long-term debt                      -            1,175,000
   Proceeds from exercise of warrants                                    0           128,332
                                                              -------------     -------------
      Net cash provided by financing activities                    752,600         1,303,332
                                                              -------------     -------------
Net increase (decrease) in cash                                    491,499            51,027
Cash and cash equivalents at beginning of period                   138,591            14,798
                                                              -------------     -------------
Cash and cash equivalents at end of period                     $   630,090       $    65,825
                                                               ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
         Interest                                              $   113,490       $   121,956
         Income taxes                                                 -                 -
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
1995:
   Exchange of $6,400,000 in debentures for 640,000 shares of common stock.
   Repayment of accrued interest of $106,764 was waived.


The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Commander Aircraft Company as of June 30, 1996 and December 31, 1995, and the results of operations for the three and six month periods ended June 30, 1996 and 1995, and the cash flows for the six month periods ended June 30, 1996 and 1995 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1995 Annual Report on Form 10-K, as incorporated by reference in the Company's filing of this Form 10-Q.

2. The earnings per share of common stock was computed by using the weighted average number of shares of common stock outstanding during the period.

3. Through March 6, 1995, the Company's majority shareholder, and an affiliate of the shareholder, purchased $1,075,000 in subordinated debentures at 10% interest, payable in arrears, with principal due September 30, 1996. On March 7, 1995, the Company accepted the offer of its majority shareholder, and an affiliate of the shareholder, to exchange $6,4000,000 of subordinated debt for 640,000 shares of newly issued common stock at $10 per share. The payment of accrued interest related to this debt in 1995 of $106,764 was waived at the time of the exchange of common stock.

4. On February 6, 1996, the Company entered into an agreement with Will Rogers Bank of Oklahoma City, for a line of credit in the amount of $600,000, secured by specific aircraft to supplant working capital and to purchase pre-owned aircraft to be refurbished and sold.

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION.


GENERAL:

The Company reported sales for the second quarter and six months ended June 30, 1996 of $2,854,804 and $4,317,734, respectively. Sales for the second quarter and six months ended June 30, 1995 were $2,492,517 and $5,815,487, respectively. The net loss from operations for the quarter was $899,650, or $0.13 per share, compared to a net loss from operations of $445,994, or $0.07 per share in the comparable period of fiscal 1995. The net loss from operations for the six months ended June 30, 1996 was $1,894,099, or $.28 per share, while the net loss from operations for the six months ended June 30, 1995 was $842,070, or $.13 per share. Lower sales revenue in the first half of 1996 versus the comparable period of 1995 is due to the unusually large number of aircraft delivered in the first quarter of 1995, which comprised 40% of total 1995 aircraft sales.


RESULTS FROM OPERATIONS:

Revenues from the sale of aircraft were $2,499,259 and $3,777,246, for the second quarter and six months ended June 30, 1996, respectively. The Company reported sales of aircraft of $2,184,130 and $5,179,135 during the second quarter and first six months of 1995, respectively. Two pre-owned aircraft were sold in the second quarter of 1996, and a total of three pre-owned aircraft were sold during the first six months of 1996. No pre-owned aircraft were sold in the second quarter or first six months of 1995.

Service revenues increased in the quarter ended June 30, 1996 to $355,545 from $308,387 for the quarter ended June 30, 1995, due to increased spare parts sales and refurbishment work. For the six months ended June 30, 1996 service revenues decreased to $540,488 from $636,352 for the six months ended June 30, 1995. The decrease in service revenues for the six month period ended June 30, 1996, was due to an unusually large amount of service center billings that occurred in the first quarter of 1995 resulting from retrofitting air conditioning systems.

Cost of aircraft sales increased for the three month period ended June 30, 1996 to $2,451,946 from $1,832,525 for the three month period ended June 30, 1995 due to an increase in number of aircraft sold during the quarter and an increase in unit production cost due to lower production levels in 1996. Cost of aircraft sales for the six month period ended June 30, 1996 decreased to $3,756,898 compared to $4,325,592 for the six month period ended June 30, 1995. This decrease was due primarily to fewer units sold in 1996.

Cost of sales for aircraft service increased to $264,685 for the three month period ended June 30, 1996 from $248,565 for the three month period ended June 30, 1995 due to the increased level of business. For the six months ended June 30, 1996, cost of sales for aircraft service increased to $485,235 from $451,054 for the six months ended June 30, 1995.

Product development and engineering costs decreased to $94,236 for the quarter ended June 30, 1996 from $172,807 for the quarter ended June 30, 1995. For the six months ended June 30, 1996, product development and engineering costs decreased to $180,944 from $302,385 for the six months ended June 30, 1995. The decreased cost was due to the completion of engineering efforts expended for FAA certification of the Commander 114TC in 1995.

Sales and marketing expense was $701,796 and $1,363,774 for the quarter and six months ended June 30, 1996, respectively. For the quarter and six months ended June 30, 1995 sales and marketing expense was $653,617 and $1,289,500, respectively. The increase over the three month and six month periods ended June 30, 1995 was due to the expansion of sales offices and an increase in sales personnel in 1996.

General and administrative costs increased to $252,833 for the quarter ended June 30, 1996 from $206,416 for the quarter ended June 30, 1995. The increase was due to increased legal fees. For the six months ended June 30, 1996 and 1995, general and administrative costs totaled $481,665 and $445,127, respectively.

For the quarter and six months ended June 30, 1996, other income totaled $100,342 and $222,311, respectively, which consisted primarily of interest earned on notes receivable and on short-term investments in cash funds. For the comparable periods in 1995, other income totaled $179,700 and $268,199, respectively. A concession of approximately $77,300 was received in the second quarter ended June 30, 1995 relating to the renegotiation of prices on an advertising contract.

Interest expense, comprised primarily of interest on short term notes, for the quarter and six months ended June 30, 1996 totaled $89,300 and $155,481, respectively. Interest expense for the three months and six months ended June 30, 1995 totaled $1,575 and $108,338, primarily consisting of interest accrued on the subordinated debentures prior to the exchange for common stock on March 7, 1995.


LIQUIDITY AND CAPITAL RESOURCES:

Total inventories decreased for the three months ended June 30, 1996 by $744,440 and decreased $687,138 for the six months ended June 30, 1996. For the three months ended June 30, 1996, parts and work in process inventories decreased $574,509 while new and used aircraft and demonstrator aircraft inventory decreased $169,931. For the six month period ended June 30, 1996, parts and work in process inventories decreased $483,325 while finished aircraft and demonstrator aircraft inventory decreased $203,813.

Accounts receivable increased from $37,475 at March 31, 1996 to $53,176 at June 30, 1996 due to an increase in parts sold on account. Accounts receivable decreased $214,056 from $267,232 at December 31, 1995 as payments were received in January for balances on new aircraft.

Notes receivable from related parties at June 30, 1996 decreased $344,946 from March 31, 1996, and decreased $1,152,948 from the balance due December 31, 1995. Notes receivable as of June 30, 1996 include four aircraft sold by the Company to non-affiliates. The Company has agreed to finance three aircraft in consideration for notes with terms ranging from 8 to 10 years at competitive interest rates with principal and interest payments due monthly.

Accounts payable decreased to $528,269 at June 30, 1996 from $1,357,660 at December 31, 1995, a decrease of $829,391 due primarily to a decrease in procurement of inventory.

Short term notes payable to Will Rogers Bank for used aircraft financing and working capital totaled $402,600 compared to $247,000 at March 31, 1996. The line, established in February 1996, provides up to $600,000 in short term credit.

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



                           COMMANDER AIRCRAFT COMPANY
                           --------------------------
                                  (Registrant)



                           By   /s/ Stephen R. Buren
                                --------------------
                                 Stephen R. Buren
                              Vice President Finance
                           (Chief Financial Officer and
                              Authorized Signatory)



Date: August 13, 1996