Form 10-K405
period 1996-12-31
COMMANDER AIRCRAFT CO /VA/
filed 1997-03-31
CIK 898305

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996

                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

  Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
          Title of each class:               which registered:
  Common stock; $.50 par value             NASDAQ STOCK MARKET

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] NO [ ]

    Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Based on the closing sales price of March 18, 1997 the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,629,715.

    The number of shares outstanding of the registrant's common stock, $.50 par value, was 6,920,548 at March 18, 1997.

  Total number of pages, including cover page           42

===============================================================================

                                     PART 1

Item 1. Business

Commander Aircraft Company (the "Company") manufactures, markets, and provides support services for single engine, high performance Commander aircraft. Incorporated in 1988, the Company is one of the few manufacturers in the world that produces single engine high performance aircraft certified by the Federal Aviation Administration (FAA).

Commander aircraft are derived from a line of single engine high performance aircraft designed, certified and produced by the General Aviation Division of Rockwell International in the 1970's. Rockwell later sold its General Aviation Division to Gulfstream Aerospace Corporation, from whom Commander Aircraft Company acquired the rights to the single engine high performance Commander line. Subsequently, the Company designed, engineered and implemented improvements to the Commander line. With an airframe design decades newer than the competition, Commander aircraft are certified to FAR 23 through Amendment 7, meeting more stringent standards for single engine high performance aircraft.

The Company's first production model, the Commander 114B, was certified by the FAA in 1992. The Commander 114B offers substantially improved performance, state-of-the-art instrumentation and avionics, and a luxuriously appointed, spacious cabin, while retaining the proven airframe and other features of the original Rockwell International design. The Commander 114B features an extensive range of standard equipment, retractable landing gear, 260 horsepower fuel injected engine, and a constant speed propeller. The aircraft has received favorable reviews in the aviation press worldwide and is recognized for its beautiful design and its excellent flight, landing and handling characteristics.

The Commander 114B, with a range of 725 nautical miles (833 statute miles), 1,216 pound useful load, maximum cruise speed of 164 knots (188 miles per hour), large luxurious four place cabin and low operating and maintenance costs, offers an optimum combination of performance, comfort, style, luxury, utility and safety. The Commander 114B is an ideal airplane for pleasure, business and flight training.

In 1994, the Company added the Commander 114AT All-Purpose Trainer to its line of single engine, high performance aircraft. The Commander 114AT is a four place high performance trainer designed for military, professional and civilian flight training. An all-in-one aircraft, the Commander 114AT All-Purpose Trainer is ideal for primary through instrument flight training. The Commander 114AT shares the same design heritage as the luxurious Commander 114B, with a modified instrument panel and utilitarian interior.

In 1995, the Company received certification from the FAA for the Commander 114TC, a turbocharged version of the Commander 114B. The Commander 114TC is equipped with the same beautiful, expansive interior and state-of-the-art systems as the Commander 114B, but utilizes a 270 horsepower turbocharged Lycoming engine which provides speeds up to 197 knots (227 miles per hour). The Commander 114TC is certified to an altitude of 25,000 feet, which makes it an excellent aircraft for mountainous regions, as well as high density altitude environments. Reviews of the Commander 114TC by the aviation press have been extremely positive.

Business Strategy

The Company's business strategy is to capture a significant share of the existing domestic and international market for the single engine, high performance aircraft by offering a premium updated version of an established aircraft design. Commander aircraft have an airframe design decades newer than the competition and are certified to more stringent standards. The Company believes the domestic and international market for its aircraft includes individuals and corporations that will purchase the Company's aircraft for training, pleasure and business travel, and governments, commercial and military organizations that will use the aircraft for training and other purposes.

The Company believes the market for its products will improve as a result of attrition of the existing fleet of aging single engine high performance aircraft, development of new international markets for general aviation aircraft, increased use of single engine aircraft as a corporate tool for small and medium-sized businesses, and demand for advanced single engine trainers.

Marketing and Sales

The Company markets its aircraft through a factory direct sales and marketing organization comprised of regional sales personnel who are managed and supported from the Company's headquarters in Oklahoma. The marketing organization is augmented by a worldwide network of Commander Authorized Sales and Service Representatives (ASSRs). The Company's marketing program utilizes a highly focused domestic and international advertising and public relations program that includes product advertising in leading business and aviation publications.

During 1996, the Company increased the number of Commander ASSRs from 141 to 167, giving the Company one of the most comprehensive worldwide service and support networks in its class. The Company grants domestic Commander Authorized Sales and Service Representatives the non-exclusive right to sell Commander aircraft. Commander ASSRs receive a sales commission for identifying purchasers, and provide a full complement of service and support services, including financing, insurance, service and support, hangar/storage, flight instruction, and professional pilot service. The Company selects ASSRs from among experienced independent aviation sales and service organizations that it believes to have excellent facilities, service capabilities, reputation and financial strength. Through its ASSRs, Commander Aircraft Company offers a turn-key aircraft ownership program designed to stimulate ownership of Commander aircraft by companies that have not previously owned or operated aircraft. This flexible program can be tailored to meet each customer's specific requirements.

Forty percent of the aircraft sold by the Company in 1996 were exported to two customers in Germany and Egypt. Information regarding the Company's export sales and major customers is incorporated herein by reference to Note K - Significant Customers, of the Notes to Financial Statements. The Company anticipates that domestic sales will account for a significant portion of its market in the future, however there can be no assurance that international markets will continue to account for a significant portion of the Company's sales.

The Company's success is dependent upon its ability to sell a single product line for which a small market exists, and sales being in sufficient quantities and at prices that will allow it to recover operating costs and earn a profit. Although the Company believes that the market will grow and its share will increase, there can be no assurances that economic conditions will not have an adverse effect on future sales.

Parts and Materials Availability

Commander Aircraft Company purchases parts and materials from over 100 different suppliers. Though some of these vendors are key to the manufacture of the Company's aircraft, there are no long term commitments or contracts with any suppliers. The Company considers its relationship with its suppliers to be satisfactory and does not anticipate any shortages or interruption to production due to lack of available components on a timely basis.

Competition

Purchasers of high performance aircraft choose among competitive models on the basis of numerous factors, including performance, reliability, price, appearance, quality of service and reputation of the aircraft and the manufacturer. Commander Aircraft Company believes that it can favorably compete with its competitors on the basis of the quality, comfort, and performance of its aircraft, and the quality and scope of the support services the Company provides to its customers. The Company further believes its aircraft are competitively priced and have a number of features, including certification to stricter standards, newer, more attractive design and larger cabin size, which make them competitive with or superior to the single engine, high performance aircraft produced by its three principal competitors: Beech Aircraft Corporation, which suspended production of its F33A Bonanzas in 1994; Mooney Aircraft Corporation, which produces a single engine aircraft that is significantly smaller than the 114B; and Socata whose marketing efforts are, for the most part, focused in Europe and Asia. Each of these competitors has been well established in the general aviation industry for many years and may have access to greater resources than are available to the Company. There is additional potential competition from a number of manufacturers which were previously active in the industry.

Insurance

The Company carries the types of insurance customary for a manufacturer of general aviation aircraft, including coverage for liability, property damage, aircraft loss or damage and worker's compensation. There is no assurance that the amount of insurance carried by the Company would be sufficient to protect it fully in the event of a serious accident or liability claim, but the Company believes that the amounts and coverage of its insurance protection are reasonable and appropriate for the Company's business operations. Although highly probable, there is no assurance that such insurance will continue to be available on commercially reasonable terms.

In mid-1994, Congress enacted the General Aviation Revitalization Act, S. 1458, which establishes an 18-year statute of repose for general aviation aircraft and component manufacturers. This legislation prohibits product liability suits against aircraft manufacturers when the aircraft involved in an accident is more than 18 years old when the accident occurs. This action effectively eliminated from the Company's liability tail the vast majority of the old Rockwell manufactured Commanders produced in the 1970's.

Through March 1, 1995, the Company maintained product liability insurance with coverage of $10 million per occurrence and $10 million in the aggregate, with deductible of $200,000 for aircraft built through March 1, 1995. To date, there has been only one claim filed against the Company with respect to any of the aircraft manufactured by Rockwell International or any of the new aircraft manufactured by the Company. Management expects this action to be dismissed under the statute of repose included in the General Aviation Revitalization Act. Management believes that the interest of shareholders is better served by vigorously defending claims through the services of highly qualified specialists and attorneys rather than retaining the product liability insurance to settle exorbitant claims. As such, the Company elected not to retain product liability insurance coverage commencing March 1, 1995.

The Company does not carry business interruption or key man insurance.

Governmental Regulation

In order for an aircraft model to be manufactured for sale, the FAA must issue a Type Certificate for the aircraft model and, in order for a particular aircraft to be operated, an Airworthiness Certificate for that aircraft must be issued. The Company was issued a Type Certificate for the Commander 114B in 1992 and a Type Certificate for the Commander 114TC in 1995. The Company owns Type Certificates for all predecessor single engine Commander models. The Company received a Production Certificate from The FAA in 1993, which allows the Company to issue Airworthiness Certificates under authority delegated by the FAA. An Airworthiness Certificate is issued for a particular aircraft when it is certified to have been built in accordance with specifications approved under the Type Certificate for that particular model aircraft.

Employees

The Company has a total of 84 full-time employees. Commander Aircraft Company believes that its future success will depend, in part, upon its continued ability to recruit and retain highly skilled employees. Although competition for qualified personnel is strong, the Company has been successful in attracting and retaining skilled employees. None of the Company's employees are covered by a collective bargaining agreement, and Commander considers its employee relations to be good.


Item 2.  Properties

The Company's 103,650 square foot facility, which consists of three buildings constructed in 1981, is located at the Wiley Post Airport in Bethany, Oklahoma. The facility is leased from the Oklahoma City Airport Trust Authority under a lease that expires in 1998 and is renewable upon mutual agreement. The Company performs all of its operations and services from this facility. During the past eight years, the Company has improved its facility to assure safety and compliance with environmental laws and regulations.

A summary of lease payments are presented in Note J - Leases, of the Notes to Financial Statements for 1996, which is hereby incorporated by reference.


Item 3.  Legal Proceedings

There are several lawsuits or disputes with third parties involving allegations of breach of contracts, among other things, against the Company incident to the operations of the business. The liability, if any, associated with these matters was not determinable at March 19, 1997. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  Market for the Registrant's Common Stock and Related Holder Matters

The common stock of Commander Aircraft Company, $.50 par value, is traded on the NASDAQ Small Cap Market System (symbol CMDR). The tables present its high and low market prices during the past two years. The Company has never paid dividends in the past, and does not intend to pay dividends in 1997.


                                Quarterly Common Stock Price Ranges
                                -----------------------------------
                                     1996                1995
                                -------------      ---------------
Quarter                         High      Low      High       Low
-------                         -----    -----     -----     -----
  1st                           4 1/4        3         7     3 3/4
  2nd                           4 3/4        2     6 3/4         5
  3rd                           4 1/2    2 1/2     5 3/4         4
  4th                           3 1/4    1 3/4     4 1/2     2 5/8

There were 315 holders of the Company's common stock as of March 21, 1997, including shareholders whose shares are held in "street" name.

Item 6.  Selected Financial Data

The selected financial data presented below for each year in the five year period ended December 31, 1996 have been derived from the Company's audited financial statements. This data should be read in conjunction with the Financial Statements and related notes thereto and other financial information appearing elsewhere in this Form 10-K.

                                                          Year Ended December 31
                                             -------------------------------------------------
                                               (Amounts in thousands, except per share data)
                                               1996       1995      1994      1993      1992
                                             ---------  --------  --------  --------  --------
   Operation Data:

   Net sales                                  $ 7,958   $ 9,398   $ 7,619   $ 8,120   $ 5,916

   Loss from continuing
      operations and before
      extraordinary item                      $(3,408)  $(2,559)  $(4,976)  $(4,422)  $(7,724)

   Extraordinary gain                               -         -         -   $   601         -

   Net loss                                   $(3,408)  $(2,559)  $(4,976)  $(3,821)  $(7,724)

   Loss per share before
      extraordinary gain                      $  (.51)  $  (.39)  $  (.84)  $  (.85)  $ (2.10)

   Loss per share                             $  (.51)  $  (.39)  $  (.84)  $  (.74)  $ (2.10)

   Balance Sheet Data:

   Total assets                               $11,060   $14,715   $12,790   $11,712   $ 7,845
   Convertible subordinated
      debt                                                                            $ 3,000
   Other long-term debt                       $ 2,446         -   $ 5,325   $ 4,800   $ 2,371

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

                                 1996 VS. 1995

Revenues decreased 15% in 1996 to $7,958,138 from $9,398,077 in 1995, and the net loss from operations increased to $3,408,200 in 1996 from $2,559,289 in 1995. Net loss per share increased to $.51 in 1996 from $.39 in 1995. A total of 15 new aircraft, 8 used aircraft, and 5 consigned aircraft were delivered in 1996 compared to 25 new aircraft and no used aircraft delivered in 1995. Revenues from aircraft sales fell to $6,893,896 in

1996 from $8,398,093 in 1995 as the added sales of used aircraft were not sufficient to offset the decrease in revenues from new aircraft sold.

Revenues from service and parts increased over 6% to $1,064,242 in 1996 from $999,984 in 1995. The increase was attributable, in part, to used aircraft that were refurbished at the Company's factory service center prior to resale.

Aircraft cost of sales decreased 10% in 1996 from 1995 due mainly to the decrease in new aircraft sold. Total aircraft cost of sales for 1996 was $6,814,750 and $7,587,756 for 1995. Due to lower production volume in 1996 fixed overhead costs increased the average cost of sales per aircraft. Cost of sales for service and parts increased about 9% in 1996 from 1995 due to a 6% increase in revenues and slightly higher operating costs. Service and parts cost of sales increased to $921,089 in 1996 from $848,046 in 1995.

Engineering and product development costs decreased 30% in 1996 to $363,215 from $519,777 in 1995. In 1995 the Company invested a substantial amount of engineering and product development in the certification process for the Commander 114TC.

Sales and marketing expenses increased approximately 9% to $2,482,025 in 1996 from $2,274,263 in 1995. The increase was due to the expansion of field sales offices in 1996.

General and administrative expenses decreased 2% to $862,788 in 1996 from $880,849 in 1995. This reduction was a result of decreased expenses for salaries, benefits and accounting services.

Interest expense totaled $316,913 for 1996 compared to $164,488 for 1995. Interest expense of $275,998 related to debentures is included although payment of $70,382 was waived when the debentures were exchanged for equity February 1, 1997. An additional $40,915 of interest expense was incurred in 1996 on borrowings under the Company's line of credit at Will Rogers Bank. Other expenses totaled $24,298 for 1996 compared to $191,793 in 1995. Other costs for 1995 included costs and reserves for litigation expenses.

Interest income decreased to $377,157 in 1996 from $399,170 in 1995. Income from the note receivable from Commander International totaled $309,195 in 1996 compared to $281,972 in 1995. Interest income from notes receivable on aircraft decreased to $59,614 in 1996 from $101,026 in 1995 because two of the five aircraft financed by the Company were paid in full in January 1996. Interest earned on bank balances and other deposits totaled $8,708 in 1996 compared to $16,172 in 1995. Other income from miscellaneous sales in 1996 totaled $41,223 compared to $110,436 in 1995. A one time credit for a prior year expense increased the amount of other income in 1995.

                                  1995 VS 1994

Revenues increased 23% in 1995 to $9,398,077 from $7,619,146 in 1994, and the net loss from operations decreased by 49% in 1995 to $2,559,289 from $4,975,910 in 1994. Net loss per share declined from $.84 in 1994 to $.39 in 1995. New aircraft revenues increased to $8,398,093 from $6,516,334 as deliveries of new aircraft increased to 25 units in 1995 from 22 aircraft in 1994. The average price per aircraft sold increased over 13% as a result of higher prices for the Commander 114TC turbocharged aircraft, along with higher prices at which Commander 114B and 114AT aircraft were sold. No previously owned aircraft were sold in 1995 compared to sales of $425,000 in 1994.

Spare parts and service revenues increased to $999,984 in 1995 from $677,812 in 1994. Most of this 48% increase was due to after-market sales of the new air conditioning system certified in late 1994.

Although aircraft revenues increased 21% for 1995, aircraft cost of sales increased only 4% to $7,587,756 in 1995 from $7,303,900 in 1994, as a result of stringent cost management and the elimination of product liability insurance expense in March 1995. Cost of sales related to spare parts and service increased with sales volume to $848,046 from $638,520 in 1994, and the gross margin improved to 18% from 6% in the comparable periods for parts and service operations.

Engineering and product development costs increased approximately 5% to $519,777 in 1995 from $496,846 in 1994 due to certification expenses for the new Commander 114TC.

Sales and marketing expenses were reduced to $2,274,263 in 1995 from $3,105,008 in 1994. The 27% reduction was due to a decrease in advertising expense, lower travel costs, and lower expense related to show and convention expenses. General and administrative expenses decreased 6% to $880,849 from $936,505 in 1994.
This reduction was a result of overall lower expenses in all areas of general and administration, including salaries, insurance, legal and accounting.

Interest expense totaled $164,488 for 1995 compared to $313,395 for 1994. Interest expense of $106,764 related to debentures is included in the total although payment was waived when the debentures were exchanged for equity March 6, 1995. An additional $52,197 was paid or accrued in 1995 pertaining to short-term notes payable. Other expenses totaled $191,793 for 1995 compared to $590 for 1994. Other expenses for 1995 included actual costs and reserves for litigation expenses.

Interest income increased to $399,170 in 1995 from $120,968 in 1994 due to the interest earned on the note receivable from Commander International totaling $281,972, notes for aircraft sold which accounted for $101,026, and interest earned on bank balances and other deposits totaling $16,172. In 1994, interest earned on the note from Commander International totaled $65,984, interest earned on other notes receivable totaled $34,216, and bank and miscellaneous interest earned totaled $20,768. Other income for 1995 totaled $110,346 compared to $78,740 for 1994. The increase in other income for 1995 was due to a credit received for a prior year's expense, which was contested, and sales of miscellaneous items.


Liquidity and Financial Resources

Total assets decreased $3,654,994 to $11,060,129 at December 31, 1996 from $14,715,123 at December 31, 1995. Working capital decreased $1,408,564 during the same period due primarily to a reclassification in current notes receivable from related parties to a long-term asset in the amount of $1,088,181. Total notes receivable decreased $1,878,680 reflecting the payments made by Commander International during 1996 and the payoff of two of the five aircraft that the Company had financed. Inventories decreased $851,524 from December 31, 1995 to December 31, 1996 due mainly to reductions in raw material and purchased parts. Accounts payable were reduced by $850,016 in 1996 to $507,644 at December 31, 1996. Accrued expenses and deposits decreased in 1996 by $192,278 due primarily to a reduction in accrued litigation costs and lower property tax accrual. Finished aircraft inventory at December 31, 1996 consisted of five new demonstrator aircraft compared to six on hand at December 31, 1995. Five used aircraft were on hand at December 31, 1996, one of which was being used as a demonstrator aircraft. At December 31, 1995 four used aircraft were held in inventory for resale.

Capital expenditures totaled $43,572 in 1996 for several computers and various tooling purchased or manufactured during the year. Disposals or sales of capital equipment totaled $13,100 in 1996.

During 1996 and 1995 the Company entered into various note agreements with the majority shareholder and affiliates of this shareholder. The initial maturity date of these notes was extended from June 30, 1996 to June 30, 1997. At December 31, 1996 the Company owed $2,800,000 to the majority shareholder and affiliates for these 10% interest, unsecured notes. Effective February 1, 1997 the Company accepted an offer from the majority shareholder and affiliates to exchange $2,000,000 of these notes, along with accrued interest, for 200,000 shares of common stock. Subordinated debt transactions are more fully discussed in Note D - Subordinated Debt, to the financial statements.

The Company maintains a line of credit with a local bank in the amount of $600,000. At December 31, 1996 borrowings under this line totaled $445,500. The revolving notes bear interest at 9.25% and are secured by aircraft. The notes mature February 5, 1998, and have been classified as long-term debt at December 31, 1996.

Inflation

Overall, the effects of inflation on the Company's costs of materials and supplies has been minimal. For each of the past five years, cost of sales was virtually the same or slightly lower than it would have been on a current cost basis. The Company uses a moving average cost for inventory valuation and cost changes are not readily recognized in the short-term. Also, Commander Aircraft Company was able to utilize certain parts that were acquired from Gulfstream prior to start-up, thereby reducing costs. Several of the Company's suppliers of large and expensive components increased prices during the past five years, but some of these costs were offset by negotiation of prices with other suppliers, changing vendors, and fabricating rather than purchasing certain parts.

Charges to operations for depreciation, which represents the allocation of historical costs incurred over the past years, were virtually the same as if based on current cost of property, plant and equipment, including tooling and fixtures acquired in the original purchase of assets from Gulfstream that were assigned no value. This is due to the relatively short period of time that the Company has been in business and the acquisition of most of the assets during the past five years.

Item 8.  Financial Statements and Supplementary Data

  Index to Financial Statements and Supplementary Data:

                                                         Page
                                                         ----
Report of Independent Public Accountant                    14

Financial Statements:

 Balance Sheets December 31, 1996 and 1995                 15

 Statements of Operations for the years ended              17
  December 31, 1996, 1995 and 1994

 Statement of Changes in Stockholder's Equity for the      18
  years ended December 31, 1996, 1995 and 1994

 Statements of Cash Flows for the years ended              19
  December 31, 1996, 1995 and 1994

 Notes to Financial Statements                             20

Supplementary Financial Data:

 Selected Quarterly Financial Data for the years ended
  December 31, 1996 and 1995 (unaudited)                   32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Stockholders
Commander Aircraft Company

We have audited the accompanying balance sheets of Commander Aircraft Company (a Virginia corporation), as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commander Aircraft Company, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the financial statements, the Company has suffered recurring losses and net cash outflows from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note P. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                     /s/ GRANT THORNTON
                                     ---------------------------
                                     GRANT THORNTON LLP

Oklahoma City, Oklahoma
February 7, 1997

                          COMMANDER AIRCRAFT COMPANY

                                 BALANCE SHEETS

                                  December 31,

ASSETS                                                         1996          1995
                                                           ------------  ------------

CURRENT ASSETS
 Cash and cash equivalents                                  $    78,911   $   114,740
 Certificates of deposit                                        118,392        23,851
 Accounts receivable                                             23,438       267,232
 Current portion of notes receivable from related party       1,560,000     4,223,743
 Current portion of notes receivable                             60,077       363,195
 Inventories                                                  6,579,320     7,430,844
 Prepaid expenses and other assets                               69,157       166,548
                                                            -----------   -----------

          Total current assets                                8,489,295    12,590,153

PROPERTY AND EQUIPMENT - AT COST
 Office equipment and furniture                                 284,054       277,011
 Vehicles and aircraft                                          422,099       435,198
 Manufacturing equipment                                        354,837       354,837
 Tooling                                                        515,299       478,771
 Leasehold improvements                                         232,073       232,073
                                                            -----------   -----------
                                                              1,808,362     1,777,890
   Less accumulated depreciation                                803,356       639,391
                                                            -----------   -----------
                                                              1,005,006     1,138,499

OTHER ASSETS
 Notes receivable from related party, less current
   maturities                                                 1,088,181             -
 Notes receivable, less current maturities                      477,647       986,471
                                                            -----------   -----------
                                                              1,565,828       986,471
                                                            -----------   -----------

                                                            $11,060,129   $14,715,123
                                                            ===========   ===========

       The accompanying notes are an integral part of these statements.



LIABILITIES AND STOCKHOLDERS' EQUITY                                       1996             1995
                                                                     ----------------  ---------------
CURRENT LIABILITIES
 Accounts payable                                                       $    507,644     $  1,357,660
 Accrued expenses                                                            664,584          839,042
 Refundable deposits                                                           9,980           27,800
 Notes payable - related parties                                             800,000        2,450,000
                                                                        ------------     ------------

          Total current liabilities                                        1,982,208        4,674,502

LONG-TERM DEBT                                                               445,500                -

NOTES PAYABLE - RELATED PARTIES                                            2,000,000                -

COMMITMENTS AND CONTINGENCIES                                                      -                -

STOCKHOLDERS' EQUITY
 Common stock - $.50 par value; authorized, 10,000,000 shares;
  issued and outstanding, 6,720,548 shares                                 3,360,274        3,360,274
 Additional paid-in capital                                               31,770,862       31,770,862
 Accumulated deficit                                                     (28,498,715)     (25,090,515)
                                                                        ------------     ------------
                                                                           6,632,421       10,040,621
                                                                        ------------     ------------
                                                                        $ 11,060,129     $ 14,715,123
                                                                        ============     ============

                           COMMANDER AIRCRAFT COMPANY

                            STATEMENTS OF OPERATIONS

                            Year ended December 31,

                                                      1996          1995          1994
                                                  ------------  ------------  ------------
NET SALES
 Aircraft                                         $ 6,893,896   $ 5,554,766   $ 4,327,994
 Related parties - aircraft                                 -     2,843,327     2,613,340
 Service                                            1,064,242       999,984       677,812
                                                  -----------   -----------   -----------
                                                    7,958,138     9,398,077     7,619,146

COST OF SALES
 Aircraft                                           6,814,750     7,587,756     7,303,900
 Service                                              921,089       848,046       638,520
                                                  -----------   -----------   -----------
                                                    7,735,839     8,435,802     7,942,420
                                                  -----------   -----------   -----------

          Gross margin (deficit)                      222,299       962,275      (323,274)

OTHER OPERATING EXPENSES
 Product development and engineering costs            363,215       519,777       496,846
 Selling, general, and administrative expenses      3,344,813     3,155,112     4,041,513
                                                  -----------   -----------   -----------
                                                    3,708,028     3,674,889     4,538,359
                                                  -----------   -----------   -----------

          Operating loss                           (3,485,729)   (2,712,614)   (4,861,633)

OTHER INCOME (EXPENSES)
 Interest income                                      377,517       399,170       120,968
 Other income                                          41,223       110,436        78,740
 Interest expense                                    (316,913)     (164,488)     (313,395)
 Other expense                                        (24,298)     (191,793)         (590)
                                                  -----------   -----------   -----------
                                                       77,529       153,325      (114,277)
                                                  -----------   -----------   -----------

          NET LOSS                                $(3,408,200)  $(2,559,289)  $(4,975,910)
                                                  ===========   ===========   ===========

NET LOSS PER SHARE
 Weighted average common shares outstanding         6,720,548     6,580,037     5,943,550
                                                  ===========   ===========   ===========

 Loss per share                                         $(.51)        $(.39)        $(.84)
                                                  ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                           COMMANDER AIRCRAFT COMPANY

                       STATEMENT OF STOCKHOLDERS' EQUITY

                 Years ended December 31, 1996, 1995, and 1994

                                        Common stock          Additional                     Treasury        Total
                                 --------------------------    paid-in      Accumulated      stock at     stockholders'
                                    Shares        Amount       capital        deficit          cost          equity
                                 -------------  -----------  ------------  -------------  --------------  ------------
Balance at January 1, 1994          5,504,882   $2,752,441   $20,574,575   $(17,555,316)       $ 62,505   $ 5,709,195

Exchange of subordinated debt
 for common stock                     500,000      250,000     4,812,357              -               -     5,062,357

Exercise of warrants                    5,333        2,667        10,666              -               -        13,333

Issuance of treasury stock                  -            -             -              -         (57,505)       57,505

Retirement of common stock
 in treasury                           (1,000)        (500)       (4,500)             -          (5,000)            -

Net loss                                    -            -             -     (4,975,910)              -    (4,975,910)
                                    ---------   ----------   -----------   ------------   -------------   -----------

Balance at December 31, 1994        6,009,215    3,004,608    25,393,098    (22,531,226)              -     5,866,480

Exchange of subordinated debt
 for common stock                     640,000      320,000     6,186,764              -               -     6,506,764

Exercise of warrants                   71,333       35,666       191,000              -               -       226,666

Net loss                                    -            -             -     (2,559,289)              -    (2,559,289)
                                    ---------   ----------   -----------   ------------   -------------   -----------

Balance at December 31, 1995        6,720,548    3,360,274    31,770,862    (25,090,515)              -    10,040,621

Net loss                                    -            -             -     (3,408,200)              -    (3,408,200)
                                    ---------   ----------   -----------   ------------   -------------   -----------

Balance at December 31, 1996        6,720,548   $3,360,274   $31,770,862   $(28,498,715)       $      -   $ 6,632,421
                                    =========   ==========   ===========   ============   =============   ===========

         The accompanying notes are an integral part of this statement.

                          COMMANDER AIRCRAFT COMPANY

                           STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                           1996          1995          1994
                                                       ------------  ------------  ------------
Increase (Decrease) in Cash and Cash Equivalents

Cash flows from operating activities
 Net loss                                              $(3,408,200)  $(2,559,289)  $(4,975,910)
 Adjustments to reconcile net loss to net cash used
   in operating activities
    Depreciation and amortization                          165,523       190,603       173,975
    Sale of aircraft and parts on notes receivable         (97,820)   (3,816,636)   (3,411,482)
    Receipts on aircraft notes receivable                2,485,324     1,595,666     1,805,523
    Gain on completion of modification program                   -             -       (18,200)
    Loss on retirement of property and equipment             3,542        22,034             -
    Changes in assets and liabilities
      (Increase) decrease in
        Accounts receivable                                243,794      (159,163)       (2,922)
        Inventories                                        851,524       290,054       896,698
        Prepaid expenses and other assets                   97,391       139,480       (88,598)
      Increase (decrease) in
        Accounts payable                                  (850,016)      345,445       242,687
        Accrued expenses                                  (174,458)      426,323       251,163
        Refundable deposits                                (17,820)      (38,900)       39,700
                                                       -----------   -----------   -----------

        Net cash used in operating activities             (701,216)   (3,564,383)   (5,087,366)

Cash flows from investing activities
 Change in short-term investments                          (94,541)      (23,851)            -
 Capital expenditures                                      (43,572)      (63,490)     (549,566)
 Proceeds on sales of property and equipment                 8,000             -             -
                                                       -----------   -----------   -----------

        Net cash used in investing activities             (130,113)      (87,341)     (549,566)

Cash flows from financing activities
 Proceeds from borrowings                                1,645,600     3,865,000     5,525,000
 Payments on borrowings                                   (850,100)     (340,000)            -
 Proceeds from exercise of warrants                              -       226,666        13,333
                                                       -----------   -----------   -----------

        Net cash provided by financing activities          795,500     3,751,666     5,538,333
                                                       -----------   -----------   -----------

        NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                              (35,829)       99,942       (98,599)

Cash and cash equivalents at beginning of year             114,740        14,798       113,397
                                                       -----------   -----------   -----------

Cash and cash equivalents at end of year               $    78,911   $   114,740   $    14,798
                                                       ===========   ===========   ===========

Cash paid during the year for:

 Interest                                              $   277,690   $   133,145   $   224,000
 Income taxes                                          $         -   $         -   $         -

Noncash investing and financing activities:

1995
 Exchange of $6,400,000 in subordinated debentures and $106,764 in accrued interest for 640,000 shares of common stock

1994
 Exchange of $5,000,000 in subordinated debentures and $62,357 in accrued interest for 500,000 shares of common stock

        The accompanying notes are an integralpart of these statements.

                          COMMANDER AIRCRAFT COMPANY

                         NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE A - ORGANIZATION AND OPERATIONS

   Commander Aircraft Company (the "Company") was incorporated June 22, 1988 under the laws of the Commonwealth of Virginia. The Company manufactures, markets, and provides support services for single engine, high performance Commander aircraft.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

 A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

 1.   Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with a maturity of three months or less and money market funds to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risks on cash and cash equivalents.

 2.   Revenue Recognition

 Sales of aircraft are recognized upon execution and funding of the purchase agreement by the buyer which occurs after the Company receives the airworthiness certificate from the Federal Aviation Administration ("FAA") and for financed aircraft sales when it has been determined that the buyer's initial and continuing investments in the aircraft are adequate to demonstrate a commitment to pay. Sales of used aircraft are recognized upon execution and funding of the purchase agreement. Service revenue is recognized when the services are performed and billable.

 3.   Inventories

 Inventories consist primarily of finished goods and parts for manufacturing and servicing of aircraft. Inventory costs include all direct manufacturing costs and applied overhead. These inventories, other than used aircraft, are stated at the lower of cost or market, and cost is determined by the average-cost method. Used aircraft are valued on a specific-identification basis at the lower of cost or current estimated realizable wholesale price. Inventory components at December 31 were as follows:

                                1996        1995
                             ----------  ----------

   Raw materials             $3,119,766  $3,823,465
   Work in process            1,307,505   1,172,433
   Demonstration aircraft     1,342,941   1,501,071
   Used aircraft                809,108     933,875
                             ----------  ----------
                             $6,579,320  $7,430,844
                             ==========  ==========

                          COMMANDER AIRCRAFT COMPANY

                           December 31, 1996 and 1995


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

 4.   Property and Equipment

 Depreciation is computed using the straight-line method for financial reporting purposes and accelerated methods for tax purposes over estimated useful lives ranging from three to fifteen years.

 5.   Income Taxes

 Deferred income taxes are provided on carryforwards and on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements that will result in taxable or deductible amounts in future years. Deferred income tax assets and liabilities are determined by applying the presently enacted tax rates and laws.

 The Company provides for a valuation allowance on deferred tax assets if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

 6.   Refundable Deposits

 Refundable deposits consist of payments made by customers prior to having repairs performed on their aircraft and deposits on aircraft sold. These deposits are recognized as revenue in the period the services are completed or the aircraft sale is recognized.

 7.   Loss Per Share

 Loss per share has been computed on the basis of the weighted average shares outstanding during each period. Fully diluted loss per share has not been presented since the amounts would be antidilutive.

 8.   Use of Estimates

 In preparing the Company's financial statements, management makes estimates and assumptions that affect certain reported amounts and disclosures; accordingly, actual results could differ from those estimates.

 9.   Long-Lived Assets

 Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, upon applying the provisions of SFAS No. 121, the Company determined that no impairment loss need be recognized for applicable assets of continuing operations.

                          COMMANDER AIRCRAFT COMPANY

                           December 31, 1996 and 1995


NOTE B - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

 10.  Reclassifications

 Certain reclassifications have been made to the 1995 financial statements to conform with the 1996 presentation.

NOTE C - NOTES RECEIVABLE

 From time to time, the Company finances the sale of new aircraft with notes receivable from customers which are collateralized by the aircraft. The notes range in length up to ten years with the average being approximately eight years and bear interest at rates up to 10.5%.

 A summary of such notes receivable as of December 31 is as follows:

                                          1996       1995
                                        --------  ----------

   Amounts due within one year          $ 60,077  $  363,195
   Amounts due after one year            477,647     986,471
                                        --------  ----------
              Total notes receivable    $537,724  $1,349,666
                                        ========  ==========

NOTE D - SUBORDINATED DEBT

 In the period from August 1993 through December 1993, the Company issued to its majority stockholder subordinated debt totaling $4,800,000 at an interest rate of 10%. During 1994, the Company issued subordinated debt totaling $4,225,000 and $1,300,000 to its majority stockholder and an affiliate of this stockholder, respectively. In February 1994, the Board of Directors of the Company voted to accept the stockholders' offers to exchange $4,800,000 of subordinated debt outstanding at December 31, 1993 and $200,000 of subordinated debt issued in January 1994 for common stock at approximately $10 per share. The repayment of accrued interest of approximately $62,000 was waived. Effective February 15, 1994, the stockholder and its affiliate exchanged $5,000,000 of subordinated debt for 500,000 shares of common stock.

 During 1995, the Company issued subordinated debt totaling $675,000 and $400,000 to its majority stockholder and an affiliate of this stockholder, respectively. In March 1995, the Board of Directors of the Company voted to accept the stockholders' offers to exchange $5,325,000 of subordinated debt outstanding at December 31, 1994 and $1,075,000 of subordinated debt issued from January 1, 1995 through March 6, 1995 for common stock at approximately $10 per share. The repayment of accrued interest of approximately $107,000 was waived. Effective March 7, 1995, the stockholder and its affiliate exchanged $4,900,000 and $1,500,000, respectively, of subordinated debt for a total of 640,000 shares of common stock at $10 per share.

                          COMMANDER AIRCRAFT COMPANY

                           December 31, 1996 and 1995


NOTE E - NOTES PAYABLE - RELATED PARTIES

 During 1996 and 1995, the Company entered into various note agreements with its majority stockholder and affiliates of this stockholder. These uncollateralized notes bear interest at 10%, payable quarterly, in arrears, with all unpaid principal and interest due at maturity. Effective June 21, 1996, the stockholder and its affiliates extended the maturity date of the unpaid portion of these notes from June 30, 1996 to June 30, 1997. Accrued interest payable on these notes totaled $70,383 and $43,704 at December 31, 1996 and 1995, respectively. As described more fully in Note Q, on January 6, 1997, the Company accepted an offer to exchange $2,000,000 of notes payable and accrued interest thereon for 200,000 shares of common stock. Accordingly, the amount subsequently converted to common stock has been classified as long-term at December 31, 1996.

NOTE F - LONG-TERM DEBT

 At December 31, 1996, the Company had outstanding revolving notes payable to bank bearing interest at 9.25% with interest payable monthly and principal due in full on February 5, 1997. The notes are secured by aircraft. On February 5, 1997, the Company extended the due dates of these notes to February 5, 1998 and, accordingly, the outstanding draws under these agreements have been classified as long-term debt at December 31, 1996.

 Following is a summary of long-term debt at December 31, 1996:

            Short-term debt subsequently refinanced  $445,500
              Less current maturities                       -
                                                     --------
                                                     $445,500
                                                     ========

NOTE G - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

 The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

    Cash and Cash Equivalents and Certificates of Deposit. The balance sheet carrying amounts of cash and cash equivalents and certificates of deposit approximate fair values of such assets.

    Notes Receivable. The fair values of notes receivable are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

    Notes Receivable From Related Party. Because of the related party nature of these receivables and the uncertainty of the timing of ultimate collection, it is not practicable to estimate the fair value.

                          COMMANDER AIRCRAFT COMPANY

                           DECEMBER 31, 1996 AND 1995


NOTE G - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

    Notes Payable - Related Parties. Because of the related party nature, it is not practicable to estimate the fair value.

    Long-Term Debt. The fair value of long-term debt is the discounted amount of future cash flows using the Company's incremental rate of borrowing for similar liabilities.

 All of the Company's financial instruments are for purposes other than trading.


                                                     1996                      1995
                                           ------------------------  ------------------------
                                             Carrying       Fair       Carrying       Fair
                                              Amount       Value        Amount       Value
                                           ------------  ----------  ------------  ----------

    Cash and cash equivalents              $    78,911   $  78,911   $   114,740   $  114,740
    Certificates of deposit                    118,392     118,392        23,851       23,851
    Notes receivable                           537,724     535,583     1,349,666    1,331,825
    Notes receivable from related party      2,648,181           -     4,223,743            -
    Notes payable - related parties         (2,800,000)          -    (2,450,000)           -
    Long-term debt                            (445,500)   (404,546)            -            -

NOTE H - STOCKHOLDERS' EQUITY

 During 1993, the Board of Directors of the Company authorized the purchase of up to 500,000 shares of the Company's currently outstanding common stock. Pursuant to this authorization, in 1993, the Company purchased 126,100 shares of its outstanding common stock at a total cost of $536,777. The Company retired 113,600 of these shares in 1993. In 1994, 11,500 of these shares were re-issued to Company employees as a stock bonus, which was accrued in 1993, and 1,000 shares were retired.

NOTE I - STOCK OPTION PLANS

 The Company has issued various warrants to key employees and directors to purchase Company stock at prices ranging from $2.25 to $5.25 per share. In December 1993, the Company approved a stock option plan for issuance of up to 300,000 shares of stock to employees at the discretion of the committee appointed by the Board of Directors. The number of shares authorized for issuance under this plan was increased to 500,000 during 1995 and 800,000 during 1996. The stock option plan also provides for automatic grants of options to purchase 20,000 shares of common stock to each director on an annual basis. At December 31, 1996, approximately 171,000 shares remain to be granted under the plan. The stock warrants and options generally vest ratably over a three-year period.

                          COMMANDER AIRCRAFT COMPANY

                           DECEMBER 31, 1996 AND 1995


NOTE I - STOCK OPTION PLANS - CONTINUED

 The Company uses the intrinsic value method to account for its warrants and stock option plan in which compensation is recognized only when the fair value of each option exceeds its exercise price at the date of grant. Accordingly, no compensation cost has been recognized for the warrants and options issued. Had compensation cost been determined based on the fair value of the warrants and options at the grant dates, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below.

                          1996          1995
                      ------------  ------------
    Net loss
      As reported     $(3,408,200)  $(2,559,289)
      Pro forma       $(3,569,838)  $(2,626,320)

    Loss per share
      As reported     $      (.51)  $      (.39)
      Pro forma       $      (.53)  $      (.40)

 These pro forma amounts may not be representative of future disclosures because they do not take into effect pro forma compensation expense related to grants made before 1995. The fair value of each grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively:
 no expected dividends; expected volatility of 60% and 68%; risk-free interest rate of 6.2% and 5.9%; and expected lives of five years. The exercise price of all options exceeded market price of the stock at the date of grant.

 The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          COMMANDER AIRCRAFT COMPANY

                           DECEMBER 31, 1996 AND 1995


NOTE I - STOCK OPTION PLANS - CONTINUED

 A summary of the status of the Company's warrants and stock option plan as of December 31, 1996, 1995, and 1994, and changes during the years ending on those dates is presented below.

                                                1996              1995             1994
                                        -------------------   ----------------  -----------------
                                                   Weighted            Weighted          Weighted
                                                   Average             Average           Average
                                                   Exercise            Exercise          Exercise
                                         Shares     Price     Shares    Price   Shares    Price
                                        ---------  --------  ---------  ------  -------  --------

    Outstanding at beginning of year     463,833      $4.40   491,000   $4.12   486,667   $4.07
    Granted                              190,000      $3.78   246,500   $4.62   125,000   $4.39
    Exercised                                  -          -   (71,333)  $3.18    (5,333)  $2.50
    Forfeited                           (143,333)     $4.09  (202,334)  $4.30  (115,334)  $2.50
                                         -------      -----  --------   -----  --------   -----

    Outstanding at end of year           510,500      $4.21   463,833   $4.40   491,000   $4.12
                                        ========             ========          ========

    Options exercisable at year end      165,504      $4.56   138,668   $4.40   227,111   $4.12
    Weighted average fair value of
      options granted during the year                 $1.91             $2.34                 -

   The following table summarizes information about fixed-price warrants and stock options outstanding at December 31, 1996:


                                        Options outstanding               Options exercisable
                                -----------------------------------  --------------------------------
                                              Weighted-
                                              average     Weighted-                        Weighted-
                                  Number      remaining    average     Number               average
                                outstanding  contractual  exercise   exercisable           exercise
                                at 12/31/96     life        price    at 12/31/96             price
                                -----------  -----------  ---------  -----------       -------------
    Range of exercise prices
      $2.25 to $3.25                120,000   4.47 years       2.75       20,001                3.25
      $3.26 to $4.75                253,333   2.34 years       4.47       96,665                4.52
      $4.76 to $5.25                137,167   3.94 years       5.18       48,838                5.18
                                    -------                              -------
      $3.25 TO $5.25                510,500                              165,504
                                    =======                              =======

                          COMMANDER AIRCRAFT COMPANY

                           DECEMBER 31, 1996 AND 1995


NOTE J - LEASES

 The Company leases office space, hangar space, its manufacturing and service facility, and certain office equipment under agreements classified as operating leases that expire at various dates through 1999. Rental expense under these leases was approximately $243,000, $230,000, and $214,000 for the years ended December 31, 1996, 1995, and 1994, respectively. The future annual minimum lease payments under these leases at december 31, 1996 are as follows:

            Year ending December 31
              1997                                                $256,121
              1998                                                 221,680
              1999                                                  11,715
                                                                  --------

            Total future minimum lease payments                   $489,516
                                                                  ========

 The lease for office space, hangar space, and its manufacturing and service facility is renewable subject to mutually agreeable terms.

NOTE K - SIGNIFICANT CUSTOMERS

 The Company's 1996 new aircraft sold in the United States, Europe, the Middle East, and Asia were 9, 3, 3, and 0, respectively, as compared to 14, 2, 8, and 1, respectively, for 1995 and 9, 5, 8, and 0, respectively, for 1994.

 All eight of the Company's 1996 used aircraft sales were in the United States.

 During 1996, 12% and 11% of the Company's revenues represented sales to two international customers. During 1995 and 1994, 32% and 33%, respectively, of the Company's revenues represented sales to a related party (see Note L).

NOTE L - RELATED PARTY TRANSACTIONS

 The following is a summary of sales and cost of sales, either directly to a director of the corporate general partner of the Company's majority stockholder or to an Authorized Sales and Service Representative owned by the director for years ended December 31:


                                1996        1995        1994
                             ----------  ----------  ----------

    Sales proceeds            $   -      $2,843,327  $2,613,340
    Cost of sales                 -       2,095,520   1,969,517
                              -----      ----------  ----------

    Gross margin              $   -      $  747,807  $  643,823
                              =====      ==========  ==========

    Number of aircraft sold       -               8           8
                              =====      ==========  ==========

                          COMMANDER AIRCRAFT COMPANY

                           DECEMBER 31, 1996 AND 1995


NOTE L - RELATED PARTY TRANSACTIONS - CONTINUED

 During 1994, the Company received cash payments of approximately $200,000 and extended financing of approximately $2,413,000 on planes sold to related parties under a $3,000,000 line of credit. During 1995, the Company received cash payments of approximately $1,215,000 and extended financing of approximately $3,045,000 on planes and spare parts sold to related parties under this line of credit. During 1995, the amount of the line of credit was increased to $5,000,000 and the due date extended to June 30, 1996. During 1996, the Company received cash payments of approximately $1,663,000 and extended financing of approximately $88,000 on spare parts sold to related parties under this line of credit. During 1996, the due date was extended to June 30, 1997. The line of credit bears interest at 1% over the Morgan Guaranty of New York prime rate (9.25% at December 31, 1996), payable quarterly, in arrears. Accrued interest receivable under this line of credit agreement totaled $2,684 and $86,874 as of December 31, 1996 and 1995, respectively. The outstanding balance under this line of credit was approximately $2,648,000 and $4,224,000 at December 31, 1996 and 1995,
 respectively. Interest income under this line of credit was approximately $309,000 and $282,000 for 1996 and 1995, respectively.

 The chairman of the Board of Directors of the Company is also a stockholder, director, and the Managing Director of the corporate general partner of the Company's majority stockholder.

NOTE M - INCOME TAXES

 No current tax provisions have been recognized in the accompanying statements of operations given the operating losses incurred.

 Components of the net deferred tax assets at December 31 are as follows:


                                               1996          1995
                                           ------------  ------------

    Deferred tax assets (liabilities)
      Inventories                          $   226,000   $   234,000
      Depreciation and amortization           (170,000)     (162,000)
      Accrued liabilities                      113,000       209,000
      Net operating loss carryforwards       9,661,000     8,302,000
                                           -----------   -----------
                                             9,830,000     8,583,000
    Valuation allowance                     (9,830,000)   (8,583,000)
                                           -----------   -----------

              Total deferred tax assets    $         -   $         -
                                           ===========   ===========

                          COMMANDER AIRCRAFT COMPANY

                           DECEMBER 31, 1996 AND 1995


NOTE M - INCOME TAXES - CONTINUED

 The Company's net operating loss carryforwards will expire as follows:

         December 31
             2004                                    $   220,657
             2005                                      3,196,640
             2006                                         17,434
             2007                                      6,466,819
             2008                                      3,982,473
             2009                                      4,523,401
             2010                                      2,279,486
             2011                                      3,466,087
                                                     -----------

           Total net operating loss carryforwards    $24,152,997
                                                     ===========

NOTE N - COMMITMENTS AND CONTINGENCIES

   The Company is subject to regulation by the FAA. The Company is subject to inspections by the FAA and may be subjected to fines and other penalties (including orders to cease production) for noncompliance with FAA regulations. The Company has a Production Certificate from the FAA which delegates to the Company the inspection of each aircraft. The sale of the Company's product internationally is subject to regulation by comparable agencies in foreign countries.

   The Company faces the inherent business risk of exposure to product liability claims. In addition to exposure as a manufacturer of new aircraft, the Company in 1988 agreed to indemnify a former manufacturer of the Commander single engine aircraft against claims asserted against the manufacturer with respect to aircraft built from 1972 to 1979. There have been no claims asserted against the Company, but any such claim could have an adverse effect on the Company. The Company's product liability insurance policy with coverage of $10 million per occurrence and $10 million annually in the aggregate with a deductible of $200,000 per occurrence and annually in the aggregate expired March 1, 1995. Subsequent to March 1, 1995, the Company is not insured for product liability claims.

   There are various lawsuits or disputes with third parties involving allegations of breach of contracts, among other things, against the Company incident to the operation of the business. The liability, if any, associated with these matters was not determinable at February 7, 1997. It is the opinion of management, after consultation with legal counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position or results of operations; nevertheless, due to such uncertainty of the matters, it is at least reasonably possible that management's view of the outcome will change in the near term.

                          COMMANDER AIRCRAFT COMPANY

                           DECEMBER 31, 1996 AND 1995


NOTE O - EMPLOYEE BENEFIT PLANS

   During 1994, the Company adopted a profit sharing 401(k) plan covering substantially all employees. Eligible employees may contribute up to 15% of their compensation. The Company contributes an amount equal to at least 25% of each employee's contributions not in excess of 10% of compensation. However, additional contributions may be made at the Company's discretion. Expense under the plan was $45,304, $40,210, and $27,139 for 1996, 1995, and 1994,
 respectively.

   The Company has a contributory health care benefit plan covering substantially all employees and eligible dependents. The plan provides for covered major medical expense benefits subject to certain deductibles, coinsurance provisions, and lifetime maximums. Employee and Company contributions are determined by the Company from time to time based on the amounts of claims and other expenses incurred. The plan has certain stop-loss coverage under an insurance policy that provides for payments of covered benefits in excess of $25,000 per year per covered person. The policy also provides an aggregate monthly stop-loss for the plan based on number of covered persons. Expense under the plan was approximately $125,000, $161,000, and $190,000 for 1996, 1995, and 1994, respectively.

NOTE P - MANAGEMENT PLANS

   The Company has experienced recurring losses and net cash outflows from operations since its inception. Since inception, the Company has financed its cash needs with debt, private investor capital, and proceeds from an initial public offering. The Company's majority stockholder, Special Situation Investment Holdings Ltd., a limited partnership, has invested $22,363,000 in the Company from inception through December 31, 1996. The Company believes that the majority stockholder and its affiliates will continue to fund the cash needs of the Company. However, there can be no assurance that this funding will continue.

   The Company's success is dependent upon its ability to sell a limited product line for which a small market exists, and sales being in sufficient quantities and at prices that will allow it to earn a reasonable profit. Although the Company must compete with companies that have greater financial resources, management believes that the Company is able to effectively compete with these companies through its factory direct sales program, which is augmented by its domestic and international network of approximately 150 Authorized Sales and Service Representatives. The Company has implemented a focused advertising and public relations effort that has targeted business travelers, training schools, and personal transportation needs. During 1994, the Company introduced the Commander 114AT all purpose trainer, and during 1995 offered its new Commander 114TC, a turbocharged version of the 114B, which has provided additional sales and increased profit margins.

                          COMMANDER AIRCRAFT COMPANY

                           DECEMBER 31, 1996 AND 1995


NOTE P - MANAGEMENT PLANS - CONTINUED

   The Company's ability to continue as a going concern is contingent upon its ability to maintain adequate financing and attain profitable operations. The financial statements do not include any adjustments relating to the recoverability or classification of asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Although management of the Company believes it is now in a position to generate sales at a profitable level, there can be no assurance that the Company will be able to achieve or maintain profitability. Further, management believes that the Company has the proven support from the majority stockholder who has invested over $22,363,000 through December 31, 1996.

NOTE Q - SUBSEQUENT EVENT

   On January 6, 1997, the Board of Directors of the Company voted to accept the offers by the majority stockholder and its affiliates to exchange $2,000,000 of notes payable for a total of 200,000 shares of common stock at $10 per share. The repayment of accrued interest outstanding at December 31, 1996 and at February 1, 1997 was waived. In addition, the maturity date of the remaining notes payable was extended to December 31, 1997 with interest to be paid on June 30, 1997 and December 31, 1997.

                          COMMANDER AIRCRAFT COMPANY

                       SELECTED QUARTERLY FINANCIAL DATA
                                  (unaudited)

                                                                           Three Months Ended
                                            -----------------------------------------------------------------
                                             MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                               1996          1996            1996            1996
                                            ----------    ---------     -------------     -----------
Net Sales                                   $1,462,930   $  2,854,804      $2,131,648      $1,508,756
Net loss                                     ($994,449)     ($899,650)      ($698,280)      ($815,821)
Loss per share                                  ($0.15)        ($0.13)         ($0.10)         ($0.12)
Weighted average shares outstanding          6,720,548      6,720,548       6,720,548       6,720,548

                                             MARCH 31,      JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                               1995           1995           1995            1995
                                            ----------     ----------    -------------    -----------
Net Sales                                   $3,322,971   $  2,492,517      $2,095,758     $1,486,831
Net loss                                     ($396,075)     ($445,994)      ($336,133)   ($1,381,087)
Loss per share                                  ($0.06)        ($0.07)         ($0.05)        ($0.21)
Weighted average shares outstanding          6,185,275      6,700,259       6,707,070      6,720,548



Quarterly and year to date computation of per share amounts are made independently. Therefore, the sum of quarterly per amounts may not agree with per share amounts for the year.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


There were no Form 8-K filings in fiscal year ended December 31, 1996 and there were no changes in or disagreements with accountants on accounting and financial disclosure in 1996.


                                    PART III

Certain information required by Part III is omitted from this report in that registrant will file a definitive proxy statement pursuant to Regulation 14A for its 1997 Annual Meeting of Shareholders, and the information included therein is incorporated by reference.

Item 10.  Directors and Executive Officers of the Registrant

Information regarding directors of the Registrant required by this item is incorporated herein by reference form the Company's 1997 Proxy Statement under the caption "Election of Directors - Nominees".

The information regarding executive officers of the Company required by this item appearing in the Company's 1997 Proxy Statement under the caption "Election of Directors - Other Officers" is hereby incorporated by reference.

Item 11.  Executive Compensation

The information required by this item appearing in the Company's 1997 Proxy Statement under the captions "Election of Directors - Director Compensation" and "Executive Compensation" is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item appearing in the Company's 1997 Proxy Statement under the caption "Information Concerning Solicitation and Voting - Security Ownership of Certain Beneficial Owners and Management" is hereby incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions
Note E - Notes Payable Related Parties and Note L - Related Party Transactions, of the Notes to Financial Statements for 1996 are hereby incorporated by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports of Form 8-K:


                                                                     Page
                                                                     ----
(a) (1) The following financial statements are included in Part II Item 8:

          Report of Independent Public Accountant                      14

          Financial Statements:
          Balance Sheets December 31, 1996 and 1995                    15

          Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994                             17

          Statement of Stockholders' Equity for the years ended
          1996, 1995 and 1994                                          18

          Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994                             19

          Notes to Financial Statements                                20


     (2)  The following financial schedule for the years
           1996, 1995 and 1994 is submitted herewith:

          Selected Quarterly Financial Data for the years
           ended December 31, 1996 and 1995 (unaudited)                32

          All other schedules are omitted because they are not applicable or the required information has been presented in the financial statements or notes thereto.

     (3) Exhibits included are hereby incorporated by reference to the Exhibit Index, page 35 of this report.

                               INDEX OF EXHIBITS

Exhibit No          Description
----------         ------------

  3.1 Amended and Restated Articles of Incorporation of Commander Aircraft Company and all amendments to date. This exhibit is incorporated by reference to Exhibit 3.1 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

  3.2 Bylaws of Commander Aircraft Company. This exhibit is incorporated by reference to Exhibit 3.2 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-591280).

  4.1(a) Articles of Amended and Restated Articles of Incorporation, as amended describing the Common Stock (included in Exhibit 3.1). This exhibit is incorporated by reference to Exhibit 4.1(a) of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

     (b)     Form of Commander Aircraft Company Common Stock Certificate. This
             exhibit is incorporated by reference to Exhibit 4.1(b) of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).


 10.1 Federal Aviation Administration ("FAA") Type Certificates issued to Commander Aircraft Company (the "Company") for models 112, 114, 112TC, 112B, 112TCA, 114A, and 114B. This exhibit is incorporated by reference to Exhibit 10.1 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.2        FAA Repair Station Air Agency Certificate issued to the Company.
             This exhibit is incorporated by reference to Exhibit 10.2 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.3 Agreement between Gulfstream Aerospace Corporation ("Gulfstream") and Commander Aircraft Company (the "Company") dated June 30, 1988. This exhibit is incorporated by reference to Exhibit 10.3 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.4 FAA Production Certificate Number PC7SW, issued to Commander Aircraft Company. This exhibit is incorporated by reference to
             Exhibit 10.4 of the Registrant's Form 10-K filed March 30, 1994.

 10.5 Indemnity Agreement between Gulfstream and the Company dated November 17, 1988. This exhibit is incorporated by reference to
             Exhibit 10.5 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

                               INDEX OF EXHIBITS

Exhibit No.              Description
-----------              -----------

 10.6 Commander Flying Association Settlement Agreement between Gulfstream, the Company, and Rockwell International Corporation ("Rockwell"), and the parties plaintiff and representatives of the plaintiffs' classes in Commander Flying Association v. Gulfstream Aerospace Corporation in the Supreme Court of California, County of Santa Clara, Case No. 609618, and John I. Crawford v. Rockwell International Corporation in the U.S. District Court in the Northern District of California, Case No. C8720835RPA, dated April 25, 1989. This exhibit is incorporated by reference to Exhibit 10.6 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.7 Order and Judgment in the Superior Court of California County of Santa Clara in Commander Flying Association v. Gulfstream Aerospace Corporation, Case No. 609618 (filed August 29, 1989). This exhibit is incorporated by reference to Exhibit 10.7 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.8 Promissory Note in the principle amount of $1,000,000 from the Company payable to Gulfstream dated December 17, 1992. This exhibit is incorporated by reference to Exhibit 10.15 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.9 Promissory Note in the principle amount of $455,000 from the Company payable to Gulfstream dated August 31, 1992. This exhibit is incorporated by reference to Exhibit 10.16 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.10 Promissory Note in the principle amount of $1,378,200 from the Company payable to Gulfstream dated December 17, 1992. This exhibit is incorporated by reference to Exhibit 10.17 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.11 Letter Agreement dated February 25, 1993 with Gulfstream regarding prepayment of indebtedness. This exhibit is incorporated by reference to Exhibit 10.18 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.12 Lease and operations Agreement between the Company and the Trustees of the Oklahoma City Airport Trust dated August 9, 1988, as amended by the Supplemental Agreement No. 1 dated December 18, 1991, and the Supplemental Agreement No. 2 dated April 2, 1992. This exhibit is incorporated by reference to Exhibit 10.19 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

                               INDEX OF EXHIBITS

Exhibit No.              Description
-----------              -----------

 10.13 Project Loan Agreement between the Company and the Oklahoma City Industrial and Cultural Facilities Trust date as April 1, 1992. This exhibit is incorporated by reference to Exhibit 10.20 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.14 Company Note in the principle amount of $1,000,000 dated as of April 6, 1992. This exhibit is incorporated by reference to
               Exhibit 10.21 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.15 Mortgage of Tenant's Interest in Lease between the Company and The Oklahoma City Industrial and Cultural Facilities Trust dated as of April 1, 1992. This exhibit is incorporated by reference to
               Exhibit 10.22 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.16 Security Agreement by the Company and The Oklahoma City Industrial and Cultural Facilities Trust dated as of April 1, 1992. This exhibit is incorporated by reference to Exhibit 10.23 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.17         Note Repurchase Agreement among Mishal Y.S. Al Sabah, Wirt D.
               Walker, J. Richard Cordsen, and William A. Boettger dated as of April 1, 1992. This exhibit is incorporated by reference to
               Exhibit 10.24 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.18 Agreement between the Oklahoma City Airport Trust, the Company, and the Oklahoma Industrial Finance Authority dated April 1, 1992. This exhibit is incorporated by reference to Exhibit 10.25 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.19 Loan Agreement and Local Note Purchase Agreement between the Oklahoma Industrial Finance Authority and the Oklahoma City Industrial and Cultural Facilities Trust dated as of April 1, 1992. This exhibit is incorporated by reference to Exhibit 10.26 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.20 Textron Lycoming Finance Plan No. 1 between Textron Financial Corporation and the Company dated June 26, 1991, as amended to the Finance Plan No. 1 dated as of May 28, 1992, the Second Amendment dated as of September 29, 1992, and the Third Amendment dated as of December 10, 1992. This exhibit is incorporated by reference to Exhibit 10.29 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

                               INDEX OF EXHIBITS

Exhibit No.              Description
-----------              -----------

 10.21 International Distributorship Agreement between the Company and Com-Air Flugzeughandel Gmbh. This exhibit is incorporated by reference to Exhibit 10.31 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.22 International Distributorship Agreement between the Company and Aero Service b.v. This exhibit is incorporated by reference to
               Exhibit 10.32 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.23 International Dealership Agreement between the Company and Commander Khaleej Trading Establishment. This exhibit is incorporated by reference to Exhibit 10.28 of the Registrant's Form 10-K filed March 30, 1994.

 10.24 Form of the Company's Authorized Sales and Service Representative Policy and Procedures Manual. This exhibit is incorporated by reference to Exhibit 10.37 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.25 Form of the Company's Authorized Sales and Service Representative Agreement. This exhibit is incorporated by reference to Exhibit
               10.38 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.26 Form of the Company's Service Center Agreement. This exhibit is incorporated by reference to Exhibit 10.39 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.27 The Commander Aircraft Company Profit Sharing Plan. This exhibit is incorporated by reference to Exhibit 10.40 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.28 The Commander Aircraft Company Statement of Compensation Philosophy of the Compensation Committee of the Board of Directors. This exhibit is incorporated by reference to Exhibit
               10.41 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.29 Resolution of the Board of Directors establishing the compensation of the members of the Board of Directors adopted February 23, 1993. This exhibit is incorporated by reference to
               Exhibit 10.42 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.30 Form of warrant issued by the Company to Stephen R. Buren on April 2, 1992. This exhibit is incorporated by reference to
               Exhibit 10.45 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

                               INDEX OF EXHIBITS

Exhibit No.              Description
-----------              -----------

 10.31 Form of warrant issued by the Company to Richard M. Smiley on April 2, 1992. This exhibit is incorporated by reference to
               Exhibit 10.46 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.32 Form of warrant issued by the Company to each of the Company's Directors as of December 2, 1992. This exhibit is incorporated by reference to Exhibit 10.47 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.33 Form of warrant issued by the Company to N. Gene Criss on December 2, 1992. This exhibit is incorporated by reference to
               Exhibit 10.48 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.34 Form of warrant issued by the Company to N. Gene Criss on August 18, 1993. This exhibit is incorporated by reference to Exhibit
               10.41 of the Registrant's Form 10-K filed March 30, 1994.

 10.35 Form of warrant issued by the Company to Stephen R. Buren on August 18, 1993. This exhibit is incorporated by reference to
               Exhibit 10.42 of the Registrant's Form 10-K filed March 30, 1994.

 10.36 Form of warrant issued by the Company to Donald F. Becker on August 18, 1993. This exhibit is incorporated by reference to
               Exhibit 10.43 of the Registrant's Form 10-K filed March 30, 1994.

 10.37 Form of warrant issued by the Company to Maurice Hynett on August 18, 1993. This exhibit is incorporated by reference to Exhibit
               10.44 of the Registrant's Form 10-K filed March 30, 1994.

 10.38 Form of warrant issued by the Company to Michael Strauss on August 18, 1993. This exhibit is incorporated by reference to
               Exhibit 10.45 of the Registrant's Form 10-K filed March 30, 1994.

 10.39         Nonstatutory Stock Option Agreement between the Company and Wirt
               D. Walker, III dated January 31, 1994. This exhibit is incorporated by reference to Exhibit 10.48 of the Registrant's Form 10-K filed March 30, 1994.

 10.40 Nonstatutory Stock Option Agreement between the Company and Mishal Y.S. Al Sabah dated January 31, 1994. This exhibit is incorporated by reference to Exhibit 10.49 of the Registrant's Form 10-K filed March 30, 1994.

                               INDEX OF EXHIBITS

Exhibit No.              Description
-----------              -----------

 10.41 Nonstatutory Stock Option Agreement between the Company and Randall A. Greene dated January 31, 1994. This exhibit is incorporated by reference to Exhibit 10.50 of the Registrant's Form 10-K filed March 30, 1994.

 10.42         Incentive Stock Option Agreement between the Company and Herbert
               B. Franck dated January 31, 1994. This exhibit is incorporated by reference to Exhibit 10.51 of the Registrant's Form 10-K filed March 30, 1994.

 10.43 Incentive Stock Option Agreement between the Company and N. Gene Criss dated January 31, 1994. This exhibit is incorporated by reference to Exhibit 10.52 of the Registrant's Form 10-K filed March 30, 1994.

 10.44 Common Stock Purchase Agreement dated September 15, 1989 among the Company, KuwAm Corporation and certain other persons, as amended by the Addendum to Common Stock Purchase Agreement dated as of November 20, 1989 and the First Amendment to 1989 Common Stock Agreement dated December 7, 1992 and the Second Amendment to 1991 Common Stock Purchase Agreement dated as of February 23, 1992. This exhibit is incorporated by reference to Exhibit 10.50 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No.33-59128).

 10.45 Common Stock Purchase Agreement dated as of May 3, 1991 among the Company, Special Situations Investment Holdings, Ltd., KuwAm Corporation and certain other persons, as amended by the First Amendment to 1991 Common Stock Purchase Agreement dated as of December 7, 1992 and the Second Amendment to 1991 Common Stock Purchase Agreement dated as of February 23, 1992. This exhibit is incorporated by reference to Exhibit 10.50 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 59128).

 10.46 Common Stock Purchase Agreement dated as of November 24, 1992 among the Company, Special Situation Investment Holdings, Ltd. and KuwAm Corporation. This exhibit is incorporated by reference to Exhibit 10.51 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.47 Letter dated February 17, 1993 to the Board of Directors for the Company from KuwAm Corporation. This exhibit is incorporated by reference to Exhibit 10.60 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

                               INDEX OF EXHIBITS

Exhibit No.              Description
-----------              -----------

 10.48 Letter dated February 26, 1993 to the Company, KuwAm Corporation and Special Situation Holdings, Ltd. from Randall A. Greene. This exhibit is incorporated by reference to Exhibit 10.61 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.49         Form of Convertible Subordinated Debenture issued by the Company.
               This exhibit is incorporated by reference to Exhibit 10.62 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.50         Form of Subordinated Debenture issued by the Company. This exhibit is incorporated by reference to Exhibit 10.67 of the Registrant's Form 10-K filed March 30, 1994.

 10.51         Form of Company's Aircraft Delivery and Acceptance Agreement.
               This exhibit is incorporated by reference to Exhibit 10.63 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.52 Form of the Company's Aircraft Retail Warranty. This exhibit is incorporated by reference to Exhibit 10.64 of the Registrant's Form S-1 filed March 4, 1993 (Reg. No. 33-59128).

 10.53 Commander Aircraft Company 1993 Stock Option Plan. This exhibit is incorporated by reference to Exhibit 10.53 of the Registrant's Form 10-K filed March 28, 1996.

 24            Power of Attorney--Included on signature page.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized on the 28th day of March, 1997.



                                          COMMANDER AIRCRAFT COMPANY



                                          By: /s/  Wirt D. Walker, III
                                              -----------------------------
                                              Chairman of the Board


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


PRINCIPAL EXECUTIVE OFFICER:

                            President and
N. Gene Criss               Chief Executive Officer         March 28, 1997
-------------


PRINCIPAL FINANCIAL OFFICER AND ACCOUNTING OFFICER:


Stephen R. Buren            Chief Financial Officer         March 28, 1997
----------------


DIRECTORS:


Wirt D. Walker, III         Director                        March 28, 1997
-------------------

Mishal Y.S. Al Sabah        Director                        March 28, 1997
--------------------