Form 10-Q
period 1997-03-31
COMMANDER AIRCRAFT CO /VA/
filed 1997-05-09
CIK 898305

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

                                 OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

      Yes  X                   No
         ------                  ------

         There were 6,920,548 Shares of Common Stock Outstanding as of April 30, 1997.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM  I. FINANCIAL STATEMENTS

                           COMMANDER AIRCRAFT COMPANY
                                  BALANCE SHEET

                                                                 (Unaudited)
                                                                   March 31,     December 31,
                                                                      1997           1996
                                                                 ------------    ------------
                                 ASSETS
Current Assets:
  Cash and cash equivalents                                      $    164,768    $    197,303
  Accounts receivable                                                 398,429          23,438
  Notes receivable from related party                               1,560,000       1,560,000
  Notes receivable                                                     55,291          60,077
  Inventories                                                       6,655,360       6,579,320
  Prepaid expenses and other assets                                    74,268          69,157
                                                                 ------------    ------------
     Total current assets                                           8,908,116       8,489,295
                                                                 ------------    ------------

Property and equipment:
  Office equipment and furniture                                      282,203         284,054
  Vehicles and aircraft                                                84,021         422,099
  Manufacturing equipment                                             354,837         354,837
  Tooling                                                             509,049         515,299
  Leasehold improvements                                              232,073         232,073
                                                                 ------------    ------------
                                                                    1,462,183       1,808,362
  Less: Accumulated depreciation                                     (702,318)       (803,356)
                                                                 ------------    ------------
     Net property and equipment                                       759,865       1,005,006
                                                                 ------------    ------------

Other assets:
  Notes receivable from related party, less current maturities        837,523       1,088,181
  Notes receivable - less current maturities                          462,946         477,647
                                                                 ------------    ------------
     Total other assets                                             1,300,469       1,565,828
                                                                 ============    ============
                                                                 $ 10,968,450    $ 11,060,129
                                                                 ============    ============

                LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Accounts payable                                               $    683,738    $    507,644
  Accrued expenses                                                    899,424         664,584
  Refundable deposits                                                  42,000           9,980
  Notes payable - related parties                                     900,000         800,000
                                                                 ------------    ------------
     Total current liabilities                                      2,525,162       1,982,208
                                                                 ------------    ------------
Long-term debt:
  Notes payable                                                       513,450         445,500
  Notes payable - related parties                                         -         2,000,000
                                                                 ------------    ------------
     Total long-term debt                                             513,450       2,445,500
                                                                 ------------    ------------
  Total liabilities                                                 3,038,612       4,427,708
                                                                 ------------    ------------
Shareholders' investment (deficit):
  Preferred stock, $100 par value, 20,000
     shares authorized; no shares outstanding                             -               -
  Common stock, $.50 par value, 10,000,000
     shares authorized; 6,920,548 shares
     issued and outstanding at March 31, 1997
     and 6,720,548 at December 31, 1996                             3,460,274       3,360,274
  Additional paid-in capital                                       33,758,231      31,770,862
  Retained earnings (deficit)                                     (29,288,667)    (28,498,715)
                                                                 ------------    ------------
     Total shareholders' investment                                 7,929,838       6,632,421
                                                                 ------------    ------------
                                                                 $ 10,968,450    $ 11,060,129
                                                                 ============    ============

The accompanying notes are an integral part of these financial statements.

                           COMMANDER AIRCRAFT COMPANY
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                      1997           1996
                                                  -----------    -----------
Net sales - aircraft                              $   754,000    $ 1,277,987
Net sales - service                                   320,409        184,943
                                                  -----------    -----------
   Total net sales                                  1,074,409      1,462,930
                                                  -----------    -----------

Cost of sales - aircraft                              999,618      1,304,952
Cost of sales - service                               267,936        220,550
                                                  -----------    -----------
   Total cost of sales                              1,267,554      1,525,502
                                                  -----------    -----------

Gross margin (deficit)                               (193,145)       (62,572)
                                                  -----------    -----------

Other operating expenses:
   Product development and engineering costs           82,318         86,708
   Selling, general and administrative expenses       548,239        890,810
                                                  -----------    -----------
     Total other operating expenses                   630,557        977,518
                                                  -----------    -----------

Operating income (loss)                              (823,702)    (1,040,090)
                                                  -----------    -----------

Other income (expenses):
   Other income                                        90,500        121,635
   Interest expense                                   (56,750)       (66,181)
   Other expense                                         --           (9,813)
                                                  -----------    -----------
   Total other income (expenses)                       33,750         45,641
                                                  -----------    -----------

Net loss                                          ($  789,952)   ($  994,449)
                                                  ===========    ===========

Net loss per share:
   Weighted average common shares
      outstanding                                   6,851,659      6,720,548
                                                  -----------    -----------

   Loss per share                                      ($0.12)        ($0.15)
                                                  ===========    ===========



The accompanying notes are an integral part of these financial statements.

                           COMMANDER AIRCRAFT COMPANY
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended March 31,
                                                                        1997        1996
                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          ($789,952)   ($994,449)
   Adjustments to reconcile net loss to
      net cash used in operating activities---
      Depreciation and amortization                                     26,230       43,069
      Loss on disposal of property and equipment                         5,958        3,540
      Changes in operating assets and liabilities, excluding cash:
         Accounts receivable                                          (374,991)     229,757
         Notes receivable - related parties                            250,658      808,002
         Notes receivable                                               19,487      498,214
         Inventories                                                   (76,040)     (57,302)
         Prepaid expense and other assets                               (5,111)      79,541
         Accounts payable                                              176,094     (773,687)
         Accrued expenses                                              217,854     (210,678)
         Refundable deposits                                            32,020       (3,163)
                                                                     ---------    ---------
            Net cash used in operating activities                     (517,793)    (377,156)
                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                   (392)      (9,939)
   Proceeds from sale of property and equipment                        317,700        8,000
                                                                     ---------    ---------
      Net cash used in investing activities                            317,308       (1,939)
                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term borrowings from related parties            100,000      150,000
   Proceeds from borrowings from bank line                              67,950      247,000
                                                                     ---------    ---------
      Net cash provided by financing activities                        167,950      397,000
                                                                     ---------    ---------
Net increase (decrease) in cash                                        (32,535)      17,905
Cash and cash equivalents at beginning of period                       197,303      138,591
                                                                     ---------    ---------
Cash and cash equivalents at end of period                           $ 164,768    $ 156,496
                                                                     =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for:
         Interest                                                    $  20,274    $  43,704
         Income taxes                                                      -            -
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES:
1997:
   Exchange of  $2,000,000  in  debentures  for 200,000  shares of common stock.
   Repayment of accrued interest of $87,369 was waived.

The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)


1. The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of the Company, all adjustments necessary to present fairly the financial position of Commander Aircraft Company as of March 31, 1997 and December 31, 1996, and the results of operations for the three month period ended March 31, 1997 and 1996, and the cash flows for the three month periods ended March 31, 1997 and 1996 have been included and are of a normal, recurring nature. The results of operations for such interim periods are not necessarily indicative of the results for the full year. It is suggested that these condensed financial statements be read in conjunction with the Company's 1996 Annual Report on Form 10-K, as incorporated by
   reference in the Company's filing of   this Form 10-Q.

2. The earnings per share of common stock was computed by using the weighted average number of shares of common stock outstanding during the period.

3. Through January 5, 1997, an affiliate of the Company's majority shareholder, provided $100,000 of unsecured debt in the form of a 10% demand note. On February 1, 1997, the Company accepted the offer of its majority shareholder, and affiliates of the shareholder, to exchange $2,000,000 of demand notes due June 30, 1997 for 200,000 shares of newly issued common stock. The payment of accrued interest of $70,382 due for the fourth quarter of 1996 for all demand notes, and $16,986 accrued on the notes exchanged February 1, 1997 was waived at the time of the exchange for common stock. The maturity dates of the remaining balance of notes totaling $900,000 was extended to December 31, 1997, with interest due and payable June 30, 1997 and December 31, 1997.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION


GENERAL:

The Company reported sales for the quarter ended March 31, 1997 of $1,074,409 compared to sales of $1,462,930 for the quarter ended March 31, 1996. The net loss for the quarter was $789,952, or $.12 per share, compared to a net loss of $994,449, or $.15 per share in the comparable period of 1996. Typically, the first quarter is relatively slow due to inclement weather and other uncontrollable factors. The Company expects results to improve for the second quarter 1997 as sales of new and used aircraft, as well as service and refurbishment billings have shown growth through the month of April 1997.

On February 1, 1997, the Company's majority shareholder, the KuwAm group, exchanged $2,000,000 of 10% demand notes due June 30, 1997 for 200,000 shares of newly issued common shares of the Company stock. Accrued interest due December 31, 1996 on the entire $2,800,000 of demand notes outstanding was waived and the interest accrued on the $2,000,000 in notes exchanged for equity was also waived through February 1, 1997. The maturity date of the balance of notes remaining after February 1, 1997 was extended to December 31, 1997.


RESULTS FROM OPERATIONS:

Revenues from the sale of aircraft for the first quarters of 1997 and 1996 totaled $735,900 and $1,277,987 respectively. A total of three aircraft were delivered in the quarter ended March 31, 1997 and four for the comparable period of 1996. The Company earned a commission of $18,100 for brokerage services related to the sale of an aircraft in the first quarter of 1997.

Service revenues increased 73% during the first quarter of 1997, to $320,409 from $184,943 for the first quarter of 1996. This increase was due to several large refurbishment jobs completed by the Service Center for Commander 112 and 114 aircraft.

Cost of aircraft sales for the three month period ended March 31, 1997 totaled $999,618 compared to $1,304,952 for the three month period ended March 31, 1996. Production inefficiencies, due to lower volumes, were recognized as cost during the periods ended March 31, 1997 and 1996.

Cost of sales for service and parts for the quarter ended March 31, 1997, increased only 21% over the quarter ended March 31, 1996. Margins for service work were unusually low for the first quarter of 1996 due to unbilled work in process during that period.

Product development and engineering costs decreased to $82,318 for the first quarter of 1997, down 5% from $86,708 for the comparable period in 1996. Most of the cost reduction was due to a decrease in personnel in 1997.

Sales and marketing expense decreased 53% for the three month period ended March 31, 1997, to $309,079 from $661,978 for the three month period ended March 31, 1996. Advertising expenses were reduced to $85,216 from $338,992 as the placement of certain magazine ads were strategically scheduled for summer issues. Salaries and related benefits were reduced to $128,646 for the first quarter of 1997 compared to $180,887 for the first quarter of 1996. This was due to a reduction in field sales personnel and a consolidation of territories. Virtually all other areas of cost were reduced during the first quarter of 1997.

General and administrative expenses increased approximately 5% to $239,160 for the first quarter of 1997 from $228,832 for the comparable period in 1996. This increase was due primarily to an increase in legal fees as some cases were closed, or nearly completed during the first quarter of 1997. All other administrative costs were approximately the same as the first quarter of 1996.

Other income decreased to $90,500 for the quarter ended March 31, 1997 from $121,635 for the quarter ended March 31, 1996. The decrease was due to lower interest income in the first quarter of 1997 from notes receivable which had significant principal reductions since the first quarter of 1996. Interest expense decreased to $56,750 for the first quarter of 1997 from $66,181 for the first quarter of 1996. The decrease in interest expense was due to a lower outstanding balance in notes payable during the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES:

Accounts receivable increased to $398,429 at March 31, 1997 from $23,438 at December 31, 1996. The increase was due to two aircraft that were deposited and sold in March with the balances paid in early April. Notes receivable decreased $19,487 for the first quarter of 1997, due to regular monthly payments received from debtors. Notes receivable from related parties decreased $250,658 for the first quarter, reflecting payments made by Commander International which reduced the balance owed to the Company to $2,397,523 at March 31, 1997.

Inventories increased slightly to $6,655,360 at March 31, 1997 from $6,579,320 at December 31, 1996. Prepaid expenses and other current assets remained relatively constant at $74,268 at March 31, 1997 compared to $69,157 at December 31, 1996.

Total fixed assets decreased by $346,179 during the first quarter of 1997. The decrease was due to the sale of an aircraft that was carried as a fixed asset through December 31, 1996, and the sale of the Company's recreational vehicle that had been used for shows and Indy car races.

Accounts payable increased to $683,738 at March 31, 1997 from $507,644 at December 31, 1996. The increase was primarily due to a check disbursement made in April rather than late March that temporarily inflated the accounts payable balance.

Notes payable decreased to $900,000 at March 31, 1997 from $2,800,000 at December 31, 1996. This was the result of an exchange of $2,000,000 in demand notes for 200,000 shares of newly issued common stock. This transaction is explained in more detail in the "Notes to Financial Statements" and above in the "General" section of Item 2.

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



                           COMMANDER AIRCRAFT COMPANY
                           --------------------------
                                  (Registrant)



                          By:    /s/  Stephen R. Buren
                             -------------------------
                                Stephen R. Buren
                             Vice President Finance
                          (Chief Financial Officer and
                             Authorized Signatory)




Date:  May 9, 1997